Form 10-Q
period 2011-03-31
BHM Discretionary Futures Fund L.P.
filed 2011-05-16
CIK 1504886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 000-54284

BHM DISCRETIONARY FUTURES FUND L.P.
(Exact name of registrant as specified in its charter)

Delaware	27-3371689

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC
522 Fifth Avenue - 14th Floor
New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 296-1999
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer X	Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    No X

BHM DISCRETIONARY FUTURES FUND L.P.
FORM 10-Q
INDEX

Page
Number
PART I — Financial Information:
Item 1. Financial Statements:
Statements of Financial Condition at March 31, 2011 (unaudited) and December 31, 2010	3
Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2011(unaudited)	4
Notes to Financial Statements, including the Financial Statements of BHM I, LLC (unaudited)	5-19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-21
Item 3.Quantitative and Qualitative Disclosures about Market Risk	22-23
Item 4. Controls and Procedures	24
PART II — Other Information	25-26
Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification

PART I
Item 1. Financial Statements
BHM Discretionary Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Investment in Trading Company, at fair value	$135,982,810	$57,170,009
Subscriptions receivable	—	32,140,809

Total assets	$135,982,810	$89,310,818

Liabilities and Partners’ Capital
Liabilities:
Payable to Trading Company	$—	$31,929,508
Accrued expenses:
Organizational costs due to MS&Co.	56,528	80,756
Redemptions payable	186,324	—

Total liabilities	242,852	32,010,264

Partners’ Capital:
General Partner, Class A, (1,281.298 and 562.789 units at March 31, 2011 and December 31, 2010, respectively)	1,392,976	606,777
General Partner, Class D, (0 units at March 31, 2011 and December 31, 2010)	—	—
Limited Partners, Class A, (117,122.581 and 52,488.504 units at March 31, 2011 and December 31, 2010, respectively)	127,330,510	56,693,777
Limited Partners, Class D, (7,127.494 and 0 units at March 31, 2011 and December 31, 2010, respectively)	7,016,472	—

Total Partners’ Capital	135,739,958	57,300,554

Total liabilities and Partners’ Capital	$135,982,810	$89,310,818

Class A, net asset value per redeemable unit	$1,087.16	$1,078.16

Class D, net asset value per redeemable unit	$983.71	$—

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.
Statement of Income and Expenses and Changes in Partners’ Capital
(Unaudited)

Three Months Ended
March 31, 2011
Investment income:
Interest income allocated from Trading Company	$383

Expenses:
Expenses allocated from Trading Company	548,614
Ongoing placement agent fees	708,119
Administrative fees	244,990
Other	61,247

Total expenses	1,562,970

Net investment income (loss)	(1,562,587)

Trading Results:
Net realized gains on closed contracts allocated from Trading Company	8,002,590
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	(7,924,007)

Total trading results allocated from Trading Company	78,583

Net income (loss)	(1,484,004)

Net income (loss) allocation from Trading Company
Class A	$(1,372,982)

Class D	$(111,022)

Net asset value per redeemable unit
Class A	$1,087.16

Class D	$983.71

Net income (loss) per redeemable unit*
Class A	$9.00

Class D	$(16.29)

Weighted average units outstanding
Class A	84,197.378

Class D	7,127.494

*	Based on change in net asset value per unit.

	Class A	Class D	Total
Partners’ Capital, December 31, 2010	$57,300,554	$—	$57,300,554
Subscriptions — General Partner	800,000	—	800,000
Subscriptions — Limited Partners	77,371,910	7,127,494	84,499,404
Net income (loss)	(1,372,982)	(111,022)	(1,484,004)
Redemptions — Limited Partners	(5,375,996)	—	(5,375,996)

Partners’ Capital, March 31, 2011	$128,723,486	$7,016,472	$135,739,958

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
1. General:
     BHM Discretionary Futures Fund L.P. (the “Partnership”) is a limited partnership organized on August 23, 2010 under the partnership laws of the State of Delaware to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership commenced trading on November 1, 2010. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership is authorized to sell an unlimited number of redeemable units of limited partnership interest (“Units”) on a continuous basis.
     In 2009 Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated including Demeter Management LLC (“Demeter”), the former general partner of the Partnership and the Smith Barney division of Citigroup Global Markets Inc., into a new joint venture, Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). As part of that transaction, Ceres Managed Futures LLC (“Ceres”) and Demeter were contributed to Morgan Stanley Smith Barney LLC (“MSSB” or the “Placement Agent”), and each became a wholly-owned subsidiary of MSSBH.
     Effective December 1, 2010, together with the unanimous support of the Boards of Directors of Demeter and Ceres, combined the assets of Demeter and Ceres into a single commodity pool operator, Ceres (the “General Partner”). Ceres will continue to be wholly-owned by MSSBH and will act as the general partner for the Partnership.
     On November 1, 2010, the Partnership allocated substantially all of its capital to the Morgan Stanley Smith Barney BHM I LLC (the “Trading Company”), a limited liability company organized under the Delaware Limited Liability Company Law. The Trading Company was formed in order to permit accounts managed by Blenheim Capital Management LLC (“Blenheim” or the “Advisor”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the trading manager of the Trading Company. Individual and pooled accounts currently managed by the General Partner, including the Partnership, are permitted to be members of the Trading Company. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.
     On February 1, 2011, the Units currently offered pursuant to the Limited Partnership Agreement are deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units will not be changed. In addition, beginning on February 1, 2011, Class D Units were offered. Class A and Class D will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion. Class A Units and Class D Units will be identical, except that Class D Units will be subject to a monthly ongoing placement agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the Net Assets of Class D as of the beginning of each month, which differs from the Class A monthly ongoing placement agent fee of 1/12th of 3.0% (a 3.0% annual rate) of the net assets of Class A.
     The non-clearing broker for the Trading Company is MSSB. The clearing commodity brokers for the Trading Company are Morgan Stanley & Co. Incorporated (“MS&CO.”) and Morgan Stanley & Co. International plc (“MSIP”).
     At March 31, 2011, the Partnership owned approximately 47.0% of the Trading Company. At December 31, 2010, the Partnership owned approximately 27.4% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.
     The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2011 and December 31, 2010, and the results of its operations for the three months ended March 31, 2011. These financial statements present

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10 filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
     The preparation of financial statements in accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As a result, actual results could differ from these estimates.
     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Members’ Capital for the three months ended March 31, 2011 and 2010 are presented below:
BHM I, LLC
Statements of Financial Condition

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets:
Equity in trading account:
Unrestricted cash	$262,755,553	$158,507,875
Restricted cash	22,757,394	1,734,854

Total cash	285,512,947	160,242,729

Net unrealized gain on open contracts (MS&Co.)	1,103,345	15,322,971
Net unrealized gain (loss) on open contracts (MSIP)	(710,708)	3,077,405

Total net unrealized gain on open contracts	392,637	18,400,376

Options purchased, (premiums paid $9,310,823 and $4,623,417, respectively)	7,627,963	6,144,949

Total trading equity	293,533,547	184,788,054
Expense reimbursements	18,338	13,347
Interest receivable (MSSB)	413	365
Contributions receivable	—	31,929,508

Total assets	$293,552,298	$216,731,274

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $6,264,549 and $3,883,588, respectively)	$3,965,070	$3,209,454
Accrued management fees	341,350	132,313
Accrued incentive fees	245,858	2,684,680
Accrued administrative fees	19,141	16,453
Withdrawals payable	—	2,035,496

Total liabilities	4,571,419	8,078,396

Members’ Capital:
Non-Managing Members	288,980,879	208,652,878

Total members’ capital	288,980,879	208,652,878

Total liabilities and members’ capital	$293,552,298	$216,731,274

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
BHM I, LLC
Condensed Schedule of Investments
March 31, 2011
(Unaudited)

		% of
	Fair Value	Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$4,226,427	1.46%
Equity	9,025	—
Foreign currency	353,359	0.12
Interest rate	20,704	0.01

Total futures and forward contracts purchased	4,609,515	1.59

Futures and Forward Contracts Sold
Commodity	(3,049,546)	(1.05)
Foreign currency	(59,063)	(0.02)
Interest rate	(373,284)	(0.13)

Total futures and forward contracts sold	(3,481,893)	(1.20)

Unrealized currency loss	(734,985)	(0.25)

Net fair value	$392,637	0.14%

Options Contracts
Options purchased on Futures Contracts	$7,627,963	2.64%
Options written on Futures Contracts	$(3,965,070)	(1.37)%

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
BHM I, LLC
Condensed Schedule of Investments
December 31, 2010

		% of
	Fair Value	Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$22,721,930	10.89%*
Equity	3,128	—
Foreign currency	374,853	0.18
Interest rate	185,208	0.09

Total futures and forward contracts purchased	23,285,119	11.16

Futures and Forward Contracts Sold
Commodity	(4,367,221)	(2.10)
Foreign currency	(148,064)	(0.07)
Interest rate	368,241	0.18

Total futures and forward contracts sold	(4,147,044)	(1.99)

Unrealized currency loss	(737,699)	(0.35)

Net fair value	$18,400,376	8.82%

Options Contracts
Options purchased on Futures Contracts	$6,144,949	2.95%
Options written on Futures Contracts	$(3,209,454)	(1.54)%

*	No single contract’s value exceeds 5% of the Member’s Capital.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
BHM I, LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Investment income:
Interest income (MSSB and MS&Co.)	$649	$(2,788)

Expenses:
Management fees	804,979	218,694
Incentive fees	245,858	—
Brokerage, clearing and transaction fees	158,189	98,963
Administrative fees	55,420	38,271

Total expenses	1,264,446	355,928

Expense reimbursements	(57,623)	(68,675)

Net expenses	1,206,823	287,253

Net investment income (loss)	(1,206,174)	(290,041)

Trading results
Trading profit (loss) :
Realized	23,799,553	11,099,424
Net change in unrealized	(19,586,786)	(15,786,805)

Total trading results	$4,212,767	$(4,687,381)

Net income (loss)	$3,006,593	$(4,977,422)

Net income (loss) allocation
Non-managing members	$3,006,593	$(4,977,422)

	Managing	Non-Managing
	Member	Members	Total
Members’ Capital, December 31, 2010	$—	$208,652,878	$208,652,878
Capital contributions	—	81,583,299	81,583,299
Net income	—	3,006,593	3,006,593
Capital withdrawals	—	(4,261,891)	(4,261,891)

Members’ Capital, March 31, 2011	—	288,980,879	288,980,879

Members’ Capital, December 31, 2009	—	154,003,687	154,003,687
Capital contributions	—	1,221,298	1,221,298
Net loss	—	(4,977,422)	(4,977,422)
Capital withdrawals	—	(21,459,490)	(21,459,490)

Members’ Capital, March 31, 2010	$—	$128,788,073	$128,788,073

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per redeemable unit for the period ended March 31, 2011 was as follows:

	Three Months Ended	For the period February 1, 2011 (commencement of operations) to
	March 31, 2011	March 31, 2011
	Class A	Class D
Net realized and unrealized gains(losses)*	$20.72	$(12.36)
Expenses**	(11.72)	(3.93)

Increase (decrease) for the period	9.00	(16.29)
Net asset value per Unit, beginning of period	1,078.16	1,000.00

Net asset value per Unit, end of period	$1,087.16	$983.71

Redemption/subscription value per Unit, end of period***	$1,087.64	$984.28

*	Includes brokerage fees.

**	Excludes brokerage fees.

***	GAAP net asset value per unit adjusted for the remaining accrued liability for reimbursement of organizational costs (Note 3).

	Class A		Class D
Ratios to average net assets:****
Net investment income (loss)*****	(7.4)%		(4.4)%

Operating expenses	7.4%		4.4%
Incentive fees	—	%******	(0.2)%

Total expenses	7.4%		4.2%

Total return:
Total return before incentive fees	0.8%		(1.8)%
Incentive fees	—	%******	0.2%

Total return after incentive fees	0.8%		(1.6)%

****	Annualized.

*****	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

******	Due to rounding.
     The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
Financial Highlights of the Trading Company:

	Three Months Ended
	March 31,
	2011	2010
Ratios to average members’ capital: (1)
Net investment loss(2)	(1.64)%	(0.82)%
Expenses before incentive fees(2)	1.54%	0.81%
Expenses after incentive fees(2)	1.64%	0.81%
Net income (loss)	1.73%	(3.47)%
Total return before incentive fees	2.12%	(3.15)%
Total return after incentive fees	2.33%	(3.15)%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.
3. Organizational Costs:
     Organizational costs of $96,931 relating to the issuance and marketing of the Partnership’s Units offered were initially paid by MS&Co. These costs have been recorded as due to MS&Co. in the Statement of Financial Condition. These costs are being reimbursed to MS&Co. by the Partnership in twelve monthly installments.
     As of March 31, 2011, $40,403 of these costs have been reimbursed to MS&Co by the Partnership. The remaining liability due to MS&Co of $56,528 will not reduce net asset value per Unit for any purpose other than financial reporting, including calculation of administrative and brokerage fees and the redemption value of Units.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
4. Trading Activities:
     The Partnership’s pro rata share of the results of the Trading Company’s trading activities are shown in the Statement of Income and Expenses and Changes in Partners’ Capital.
     The Partnership and Trading Company in the normal course of business, enter into various contracts with MSSB, MS&Co., and MSIP acting as their commodity brokers. Pursuant to the brokerage agreement with MSSB, MS&Co., gives the Partnership and the Trading Company, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Trading Company nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on the Statements of Financial Condition.
     The following tables summarize the valuation of the Trading Company’s investments as of March 31, 2011 and December 31, 2010, respectively.
March 31, 2011

						Average
						number of
						contracts
						outstanding
						for the
	Long	Long	Short	Short	Net	quarter
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	(absolute
Futures and Forward Contracts	Gain	Loss	Gain	Loss	Gain/(Loss)	quantity)
Commodity	$12,629,206	$(8,402,779)	$3,763,775	$(6,813,321)	$1,176,881	4,662
Equity	9,025	—	—	—	9,025	20
Foreign currency	354,065	(706)	—	(59,063)	294,296	1,960
Interest rate	35,918	(15,214)	226,360	(599,644)	(352,580)	2,462

Total	$13,028,214	$(8,418,699)	$3,990,135	$(7,472,028)	$1,127,622

Unrealized currency loss					(734,985)

Total net unrealized gain on open contracts					$392,637 *

			Average number of
			contracts outstanding
			for the quarter
			(absolute quantity)
Option Contracts at Fair Value
Options purchased	$7,627,963	**	2,146
Options written	$(3,965,070)	***	1,736

*	This amount is in “Net unrealized gain on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
December 31, 2010

							Average number of
							contracts
			Short		Net		outstanding for the
	Long Unrealized	Long Unrealized	Unrealized	Short Unrealized	Unrealized		year (absolute
Futures and Forward Contracts	Gain	Loss	Gain	Loss	Gain/(Loss)		quantity)
Commodity	$27,015,590	$(4,293,660)	$2,332,149	$(6,699,370)	$18,354,709		2,653
Equity	3,128	—	—	—	3,128		25
Foreign currency	380,069	(5,216)	—	(148,064)	226,789		446
Interest rate	206,346	(21,138)	697,388	(329,147)	553,449		1,112

Total	$27,605,133	$(4,320,014)	$3,029,537	$(7,176,581)	$19,138,075

Unrealized currency loss					(737,699)

Total net unrealized gain on open contracts					18,400,376	*

			Average number of
			contracts
			outstanding for the
			year (absolute
Option Contracts at Fair Value			quantity)
Options purchased	$6,144,949	**	1,791
Options written	$(3,209,454)	***	1,275

*	This amount is in “Net unrealized gain on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.
     The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2011 and 2010.

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
Sector	Gain (loss) from trading		Gain (loss) from trading
Commodity	$5,084,378		$(2,199,894)
Equity	27,274		8,211
Foreign currency	2,200,956		923,158
Interest rate	(3,102,555)		(2,320,663)
Unrealized currency gain	2,714		(1,098,193)

Total	$4,212,767	****	$(4,687,381)	****

****	This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses and Changes in Members’ Capital.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
5. Fair Value Measurements:
     Partnership’s Investments. The Partnership values its investment in the Trading Company at its net asset value per unit as calculated by the Trading Company. The Trading Company values its investments as described in note 2 of the Trading Company’s notes to the annual financial statements as of December 31, 2010.
     Partnership’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.
     GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets.
     The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Trading Company	$135,982,810	$—	$135,982,810	$—

Net fair value	$135,982,810	$—	$135,982,810	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Trading Company	$57,170,009	$—	$57,170,009	$—

Net fair value	$57,170,009	$—	$57,170,009	$—

     Trading Company’s Investments. All commodity interests of the Trading Company (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses and Changes in Members’ Capital.
     Trading Company’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.
     GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, the Trading Company’s Level 1 assets and liabilities are actively traded.
     The Trading Company will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Trading Company did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	March 31, 2011
Assets
Futures	$16,682,425	$—	n/a	$16,682,425

Forwards	—	335,908	n/a	335,908
Options purchased	7,627,963	—	n/a	7,627,963

Total assets	$24,310,388	$335,908	n/a	$24,646,296

Liabilities
Futures	$15,850,152	$—	n/a	$15,850,152

Forwards	—	40,559	n/a	40,559
Options written	3,965,070	—	n/a	3,965,070

Total liabilities	$19,815,222	$40,559	n/a	$19,855,781

Unrealized currency loss				$(734,985)

*Net fair value	$4,495,166	$295,349	n/a	$4,055,530

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
Assets
Futures	$30,296,863	$—	n/a	$30,296,863

Forwards	—	337,807	n/a	337,807
Options purchased	6,144,949	—	n/a	6,144,949

Total assets	$36,441,812	$337,807	n/a	$36,779,619

Liabilities
Futures	$11,373,915	$—	n/a	$11,373,915

Forwards	—	122,680	n/a	122,680
Options written	3,209,454	—	n/a	3,209,454

Total liabilities	$14,583,369	$122,680	n/a	$14,706,049

Unrealized currency loss				$(737,699)

*Net fair value	$21,858,443	$215,127	n/a	$21,335,871

*	This amount comprises of the net unrealized gain (loss) on open contracts, options purchased and options written on the Statement of Financial Condition.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
6. Financial Instrument Risks:
     In the normal course of business, the Partnership, through its investment in the Trading Company, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.
     Market risk is the potential for changes in the value of the financial instruments traded by the Trading Company due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Trading Company is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Trading Company’s risk of loss in the event of a counterparty default is typically limited to the asset amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Trading Company’s risk of loss is reduced through the use of legally enforceable Trading Company netting agreements with counterparties that permit the Partnership/Trading Company to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Trading Company has credit risk and concentration risk as the sole counterparty or broker with respect to the Partnership’s/Trading Company’s assets is MSSB or a MSSB affiliate. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MSSB, the Partnership’s/Trading Company’s counterparty is an exchange or clearing organization.
     As both a buyer and seller of options, the Partnership/Trading Company pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Trading Company to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset.
     The General Partner monitors and attempts to control the Partnership’s/Trading Company’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Trading Company may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.
     The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Trading Company’s business, these instruments may not be held to maturity.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
7. Critical Accounting Policies:
     Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.
     Partnership’s Investments. The Partnership values its investment in the Trading Company at its net asset value per unit as calculated by the Trading Company. The Trading Company values its investments as described in note 2 of the Trading Company’s notes to the annual financial statements as of December 31, 2010.
     Partnership’s and the Trading Company’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Trading Company Level 1 assets and liabilities are actively traded.
     GAAP also requires the need to use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.
     The Partnership will separately present purchases, sales, issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.
     The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended March 31, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended March 31, 2011 and December 31, 2010, the Trading Company did not hold any derivative instruments for which market quotations are not readily available, and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     Futures Contracts. The Trading Company trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Trading Company each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Trading Company. When the contract is closed, the Trading Company records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses and Changes in Members’ Capital.
     Forward Foreign Currency Contracts. Foreign currency contracts are those contracts where the Trading Company agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Foreign currency contracts are valued daily, and the Trading Company’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Members’ Capital.
     The Trading Company does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net gain (loss) on investments in the Statements of Income and Expenses and Changes in Members’ Capital.
     Options. The Trading Company may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Trading Company writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Trading Company purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Income and Expenses and Changes in Members’ Capital.
     Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.
     GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely than- not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
March 31, 2011
(Unaudited)
     The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. In general the statute of limitations of the Partnership’s U.S. federal tax returns remains open three years after a tax return is filed. The statutes of limitations on the Partnership’s state and local tax returns may remain open for an additional year depending upon the jurisdiction. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.
     Subsequent Events. Management of the Partnership evaluates events that occur after the balance sheet date but before financial statements are filed. Management has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.
     Net Income (Loss) per Redeemable Unit. Net income (loss) per unit is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
   Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company and cash. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2011.
     The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Trading Company and by expenses, interest income, subscriptions, redemptions of Units and distributions of profits, if any.
     For the three months ended March 31, 2011, Partnership capital increased 136.9% from $57,300,554 to $135,739,958. This increase was attributable by the subscriptions of 76,611.229 Units totaling $84,499,404 and 718.509 General Partner unit equivalents totaling $800,000, which was partially offset by redemptions of 4,849.658 Units totaling $5,375,996, coupled with the net loss from operations of $1,484,004. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.
     The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of units and distributions of profits, if any.
     For the three months ended March 31, 2011, the Trading Company’s capital increased 38.5% from $208,652,878 to $288,980,879. This increase was attributable to the net income from operations of $3,006,593, coupled with the contributions of $81,583,299, which was partially offset by the withdrawals of $4,261,891. Future withdrawals can impact the amount of funds available for investments in commodity contract positions in subsequent periods.
   Critical Accounting Policies
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized and change in net unrealized trading gain (loss) in the Statements of Income and Expenses and Changes in Members’ Capital.
   Results of Operations
     During the Partnership’s first quarter of 2011, the net asset value per redeemable unit for Class A increased 0.8% from $1,078.16 to $1,087.16 as compared to December 31, 2010. During the Partnership’s first quarter of 2011, the net asset value per redeemable unit for Class D decreased 1.6% from $1,000.00 to $983.71 from February 1, 2011 to March 31, 2011. The Partnership, for its own account, through its investment in the Trading Company experienced a net trading gain in the first quarter of 2011 of $78,583. Gains were primarily attributable to the Trading Company’s trading in agricultural commodities, metals and currencies and were partially offset by losses in interest rates and energies.
     The most significant gains were generated within the agricultural commodities markets, primarily from corn and wheat futures, as prices in these two commodities traded significantly higher during the first quarter. Further gains were made in the base and precious metals markets as long futures positions in aluminum and tin in the base metals and silver and platinum in the precious metals profited. Overall, agricultural and metals positions performed well given the significant supply and demand imbalances in those markets and the continued growth out of China, which continues to be a significant driver of commodity prices globally. Currencies also performed well during the quarter as a long Euro versus U.S. Dollar position generated significant gains as the Euro started to rally in late January. The continued unease in the United States regarding the current deficit has led to significant underperformance of the U.S. dollar and a strengthening of the Euro based on recent data showing some stability in the European Union.
     A portion of the Partnership’s gains for the quarter was offset by losses within the interest rate and energy markets, primarily during the month of February and March, from short positions in the U.S. 30-year, 10-year and 5-year Treasury bonds and notes, as well as in the German 10-year bund and the U.K. 3-month sterling, and long futures positions in natural gas and RBOB gasoline. Trading in the interest rates suffered the most during early to mid-March after the earthquake and tsunami in Japan saw a flight to quality assets and short futures positions in this sector suffered losses. Energies in general saw losses albeit modest as positions across the natural gas complex, and WTI crude oil, as well as some of the refined products such as RBOB gasoline, were the main detractors. Volatility in the natural gas markets continues to persist making this market difficult to trade.
     Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Trading Company) depends on the Advisor’s ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership (and the Trading Company) expects to increase capital through operations.
     Interest income allocated from the Trading Company for the three months ended March 31, 2011 was $383. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates.
     The Partnership will pay the Placement Agent ongoing compensation on a monthly basis of the Net Assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The placement agent and fees for the three months ended March 31, 2011 was $708,119.
     Administrative fees are calculated on a monthly basis equal to 1% of the net assets of the Partnership. Administrative fees for the three months ended March 31, 2011 was $244,990.
     All management and incentive fees are borne by the Trading Company.
     In allocating substantially all of the assets of the Partnership to the Trading Company, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time.
     Off-Balance Sheet Arrangements and Contractual Obligations
     The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Trading Company. The Trading Company is a speculative commodity pool. The market sensitive instruments held by the Trading Company are acquired for speculative trading purposes, and all or substantially all of the Partnership’s capital is subject to the risk of trading loss through its investment in the Trading Company. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trading Company’s and the Partnership’s main line of business.
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a consequence of the organization of the Partnership as a limited partnership under applicable law.
     Market movements result in frequent changes in the fair value of the Trading Company’s open positions and, consequently, in their earnings and cash balances. The Trading Company’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification results among the Trading Company’s open positions and the liquidity of the markets in which the Trading Company trades.
     The Trading Company rapidly acquires and liquidates both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Trading Company’s past performance is not necessarily indicative of its future results.
Limitations on Value at Risk as an Assessment of Market Risk
     Value at Risk models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of Value at Riskied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, Value at Risk risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to the following:
•	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

•	changes in portfolio value caused by market movements may differ from those of the Value at Risk model;

•	Value at Risk results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;

•	Value at Risk using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and

•	the historical market risk factor data used for Value at Risk estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
     In addition, the Value at Risk tables above, as well as the past performance of the Partnership and the Trading Companies, give no indication of the Partnership’s potential “risk of ruin.”
     The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Companies’ market risk exposures and on an aggregate basis at March 31, 2011 and December 31, 2010, and for the four quarter-end reporting periods from April 1, 2010 through March 31, 2011 and from January 1, 2010 through December 31, 2010, respectively.
     Value at Risk is not necessarily representative of the Trading Companies’ historic risk, nor should it be used to predict the Partnership or the Trading Companies’ future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Companies’ actual losses on a particular day will not exceed the Value at Risk amounts indicated above or that such losses will not occur more than once in 100 trading days.
     “Value at Risk” is a measure of the maximum amount which the Trading Company could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trading Company’s speculative trading and the recurrence in the markets traded by the Trading Company of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Trading Company’s experience to date (i.e., “risk of ruin”). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Trading Company’s losses in any market sector will be limited to Value at Risk or by the Trading Company’s attempts to manage its market risk.
     Exchange maintenance margin requirements have been used by the Trading Company as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.
     Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on the Form 10 for the year ended December 31, 2010.
     As of March 31, 2011, the Trading Company’s total capitalization was $288,980,897, and the Partnership owned approximately 47.0% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of March 31, 2011 was as follows:
     The following table indicates the Value at Risk associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at March 31, 2011 and December 31, 2010.

Primary Market	March 31, 2011	December 31, 2010
Risk Category	Value at Risk	Value at Risk
Interest Rate	(0.55)%	(0.39)%
Currency	(0.08)	(0.08)
Commodity	(3.33)	(3.79)
Aggregate Value at Risk	(3.61)%	(4.02)%

     The following tables supplement the quarter-end Value at Risk set forth above by presenting the Partnership’s high, low, and average Value at Risk, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2010 through March 31, 2011 and January 1, 2010 through December 31, 2010, respectively.
March 31, 2011

Primary Market Risk Category	High	Low	Average
Interest Rate	(0.55)%	(0.16)%	(0.36)%
Currency	(0.37)	(0.06)	(0.15)
Commodity	(3.90)	(2.52)	(3.39)
Aggregate Value at Risk	(4.45)%	(2.41)%	(3.62)%
December 31, 2010

Primary Market Risk Category	High	Low	Average
Interest Rate	(0.78)%	(0.16)%	(0.42)%
Currency	(0.37)	(0.06)	(0.22)
Commodity	(3.90)	(2.52)	(3.33)
Aggregate Value at Risk	(4.45)%	(2.41)%	(3.65)%

Item 4.	Controls and Procedures
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     Management is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011 and, based on that evaluation, the General Partners CEO and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.
     The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10 for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended March 31, 2011, there were additional subscriptions of 76,611.229 Units totaling $84,499,404. The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.
     Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.
     The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	Class A	Class A	of Units	Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Units	Price Paid per	of Publicly Announced	Purchased Under the
Period	Purchased*	Unit**	Plans or Programs	Plans or Programs
January 1, 2011 - January 31, 2011	4,622.696	$1,109.20	N/A	N/A
February 1, 2011- February 28, 2011	55.652	$1,117.26	N/A	N/A
March 1, 2011 - March 31, 2011	171.310	$1,087.64	N/A	N/A
	4,849.658	$1,108.53	N/A	N/A

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 6.	Exhibits
Exhibits:
31.1 Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).
31.2 Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).
32.1 Section 1350 Certification (Certification of President and Director).
32.2 Section 1350 Certification (Certification of Chief Financial Officer and Director).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BHM Discretionary Futures Fund L.P. By: Ceres Managed Futures LLC (General Partner)
By:	/s/ Walter Davis
Walter Davis
President and Director
Date: May 16, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director (Principal Accounting Officer)
Date: May 16, 2011