Form 10-Q
period 2011-06-30
BHM Discretionary Futures Fund L.P.
filed 2011-08-15
CIK 1504886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes X  No

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

Yes    No X

BHM DISCRETIONARY FUTURES FUND L.P.
FORM 10-Q
INDEX

Page
Number
PART I — Financial Information:
Item 1. Financial Statements:
Statements of Financial Condition at June 30, 2011 (unaudited) and December 31, 2010	3
Statements of Income and Expenses for the three and six months ended June 30, 2011(unaudited)	4
Statement of Changes in Partners’ Capital for the six months ended June 30, 2011 (unaudited)	5
Notes to Financial Statements, including the Financial Statements of BHM I, LLC (unaudited)	6-20
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23-24
Item 4. Controls and Procedures	25
PART II — Other Information	26-27
Exhibits
Exhibit 31.1 Certification
Exhibit 31.2 Certification
Exhibit 32.1 Certification
Exhibit 32.2 Certification
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART I
Item 1. Financial Statements
BHM Discretionary Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Investment in Trading Company, at fair value	$247,995,469	$57,170,009
Subscriptions receivable	—	32,140,809

Total assets	$247,995,469	$89,310,818

Liabilities and Partners’ Capital
Liabilities:
Payable to Trading Company	$—	$31,929,508
Accrued expenses:
Organizational costs due to MS&Co.	32,301	80,756
Redemptions payable	3,505,106	—

Total liabilities	3,537,407	32,010,264

Partners’ Capital:
General Partner, Class A, (0 and 562.789 units at June 30, 2011 and December 31, 2010, respectively)	—	606,777
General Partner, Class D, (2,857.475 and 0 units at June 30, 2011 and December 31, 2010, respectively)	2,601,531	—
Limited Partners, Class A, (230,610.166 and 52,488.504 units at June 30, 2011 and December 31, 2010, respectively)	230,679,773	56,693,777
Limited Partners, Class D, (12,276.423 and 0 units at June 30, 2011 and December 31, 2010, respectively)	11,176,758	—

Total Partners’ Capital	244,458,062	57,300,554

Total liabilities and Partners’ Capital	$247,995,469	$89,310,818

Class A, net asset value per redeemable unit	$1,000.30	$1,078.16

Class D, net asset value per redeemable unit	$910.43	$—

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2011	2011
Investment income:
Interest income allocated from Trading Company	$(6,785)	(6,402)

Expenses:
Expenses allocated from Trading Company	1,258,103	1,806,717
Ongoing placement agent fees	1,640,462	2,348,581
Administrative fees	570,195	815,185
Other	91,497	152,744

Total expenses	3,560,257	5,123,227

Net investment income (loss)	(3,567,042)	(5,129,629)

Trading Results:
Net realized gains on closed contracts allocated from Trading Company	(7,823,198)	179,392
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	(10,116,658)	(18,040,665)

Total trading results allocated from Trading Company	(17,939,856)	(17,861,273)

Net income (loss)	(21,506,898)	(22,990,902)

Net income (loss) allocation from Trading Company
Class A	$(20,337,550)	$(21,710,532)

Class D	$(1,169,348)	$(1,280,370)

Net asset value per redeemable unit
Class A	$1,000.30	$1,000.30

Class D	$910.43	$910.43

Net income (loss) per redeemable unit*
Class A	$(86.86)	$(77.86)

Class D	$(73.28)	$(89.57)

Weighted average units outstanding
Class A	199,082.359	141,639.869

Class D	12,689.009	10,464.403

*	Based on change in net asset value per unit.

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.
Statement of Changes in Partners’ Capital
For the six months ended June 30, 2011
(Unaudited)

	Class A	Class D	Total
Partners’ Capital, December 31, 2010.	$57,300,554	$—	$57,300,554
Subscriptions — General Partner	1,250,000	2,838,254	4,088,254
Subscriptions — Limited Partners	205,487,941	12,220,405	217,708,346
Net income (loss)	(21,710,532)	(1,280,370)	(22,990,902)
Redemptions — General Partner	(1,863,254)	—	(1,863,254)
Redemptions — Limited Partners	(9,784,936)	—	(9,784,936)

Partners’ Capital, June 30, 2011	$230,679,773	$13,778,289	$244,458,062

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     At June 30, 2011, the Partnership owned approximately 60.0% of the Trading Company. At December 31, 2010, the Partnership owned approximately 27.4% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.
     The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2011 and December 31, 2010, and the results of its operations for the three and six months ended June 30, 2011. These financial statements present

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10 filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
     The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Members’ Capital for the three and six months ended June 30, 2011 and 2010 are presented below:
BHM I, LLC
Statements of Financial Condition

	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets:
Equity in trading account:
Unrestricted cash	$390,909,105	$158,507,875
Restricted cash	34,928,878	1,734,854

Total cash	425,837,983	160,242,729

Net unrealized gain (loss) on open contracts (MS&Co.)	(12,019,276)	15,322,971
Net unrealized gain (loss) on open contracts (MSIP)	(2,501,344)	3,077,405

Total net unrealized gain (loss) on open contracts	(14,520,620)	18,400,376

Options purchased, (premiums paid $11,630,368 and $4,623,417, respectively)	7,861,876	6,144,949

Total trading equity	419,179,239	184,788,054
Expense reimbursements	18,153	13,347
Interest receivable (MSSB)	—	365
Contributions receivable	—	31,929,508

Total assets	$419,197,392	$216,731,274

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $7,851,225 and $3,883,588, respectively)	$5,251,498	$3,209,454
Accrued management fees	595,892	132,313
Interest payable (MSSB)	4,895	—
Accrued administrative fees	2,722	16,453
Accrued incentive fees	—	2,684,680
Withdrawals payable	—	2,035,496

Total liabilities	5,855,007	8,078,396

Members’ Capital:
Non-Managing Members	413,342,385	208,652,878

Total members’ capital	413,342,385	208,652,878

Total liabilities and members’ capital	$419,197,392	$216,731,274

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
BHM I, LLC
Condensed Schedule of Investments
June 30, 2011
(Unaudited)

		% of
	Fair Value	Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$(9,384,859)	(2.27)%
Equity	685,350	0.17
Foreign currency	448,897	0.11
Interest rate	(26,010)	(0.01)

Total futures and forward contracts purchased	(8,276,622)	(2.00)

Futures and Forward Contracts Sold
Commodity	(4,299,488)	(1.04)
Equity	—	—
Foreign currency	—	—
Interest rate	(1,198,854)	(0.29)

Total futures and forward contracts sold	(5,498,342)	(1.33)

Unrealized currency loss	(745,656)	(0.18)

Net fair value	$(14,520,620)	(3.51)%

Options Contracts
Options purchased on Futures Contracts	$7,861,876	1.90%
Options written on Futures Contracts	$(5,251,498)	(1.27)%

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
BHM I, LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Investment income:
Interest income (MSSB)	$(9,126)	$(3,362)	$(8,477)	$(6,150)

Expenses:
Management fees	1,529,091	222,654	2,334,070	441,348
Brokerage, clearing and transaction fees	207,448	130,462	365,637	229,425
Administrative fees	22,583	38,965	78,003	77,236
Incentive fees	—	—	245,858	—

Total expenses	1,759,122	392,081	3,023,568	748,009

Expense reimbursements	(43,815)	(84,582)	(101,438)	(153,257)

Net expenses	1,715,307	307,499	2,922,130	594,752

Net investment loss	(1,724,433)	(310,861)	(2,930,607)	(600,902)

Trading results
Trading profit (loss):
Realized	(12,543,734)	(5,056,601)	11,255,819	6,042,823
Net change in unrealized	(16,698,641)	(7,831,734)	(36,285,427)	(23,618,539)

Total trading results	$(29,242,375)	$(12,888,335)	$(25,029,608)	$(17,575,716)

Net loss	$(30,966,808)	$(13,199,196)	$(27,960,215)	$(18,176,618)

Net loss allocation
Non-managing members	$(30,966,808)	$(13,199,196)	$(27,960,215)	$(18,176,618)

	Managing	Non-Managing
	Member	Members	Total
Members’ Capital, December 31, 2010	$—	$208,652,878	$208,652,878
Capital contributions	—	243,902,714	243,902,714
Net loss	—	(27,960,215)	(27,960,215)
Capital withdrawals	—	(11,252,992)	(11,252,992)

Members’ Capital, June 30, 2011	—	413,342,385	413,342,385

Members’ Capital, December 31, 2009	—	154,003,687	154,003,687
Capital contributions	—	9,401,868	9,401,868
Net loss	—	(18,176,618)	(18,176,618)
Capital withdrawals	—	(23,598,526)	(23,598,526)

Members’ Capital, June 30, 2010	$—	$121,630,411	$121,630,411

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per redeemable unit for the three and six months ended June 30, 2011 were as follows:

				For the period
				February 1, 2011
				(commencement
	Three Months Ended		Six Months Ended	of operations) to
	June 30, 2011		June 30, 2011	June 30, 2011
	Class A	Class D	Class A	Class D
Net realized and unrealized gains (losses) *	$(77.71)	$(65.06)	$(56.99)	$(77.42)
Expenses **	(9.15)	(8.22)	(20.87)	(12.15)

Increase (decrease) for the period	(86.86)	(73.28)	(77.86)	(89.57)
Net asset value per Unit, beginning of period	1,087.16	983.71	1,078.16	1,000.00

Net asset value per Unit, end of period	$1,000.30	$910.43	$1,000.30	$910.43

Redemption/subscription value per Unit, end of period***	$1,000.43	$910.61	$1,000.43	$910.61

*	Includes brokerage fees.

**	Excludes brokerage fees.

***	GAAP net asset value per unit adjusted for the remaining accrued liability for reimbursement of organizational costs (Note 3).

	Class A		Class D		Class A		Class D
Ratios to average net assets:****
Net investment income (loss) *****	(7.4)%		(4.4)%		(7.4)%		(4.0)%

Operating expenses	7.4%		4.4%		7.4%		4.0%
Incentive fees	—	%******	(0.1)%		—	%******	(0.2)%

Total expenses	7.4%		4.3%		7.4%		3.8%

Total return:
Total return before incentive fees	(8.0)%		(7.5)%		(7.2)%		(9.1)%
Incentive fees	—	%******	—	%******	—	%******	0.1%

Total return after incentive fees	(8.0)%		(7.5)%		(7.2)%		(9.0)%

****	Annualized.

*****	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

******	Due to rounding.
     The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
(Unaudited)
Financial Highlights of the Trading Company:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Ratios to average members’ capital: (1)
Net investment loss(2)	(1.77)	(0.98)	(1.76)	(0.90)
Expenses before incentive fees(2)	1.76	0.97	1.68	0.89
Expenses after incentive fees(2)	1.76	0.97	1.75	0.89
Net loss	(7.92)	(10.42)	(8.69)	(13.47)
Total return before incentive fees	(6.90)	(10.19)	(4.92)	(13.02)
Total return after incentive fees	(6.87)	(10.19)	(4.70)	(13.02)

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.
3. Organizational Costs:
     Organizational costs of $96,931 relating to the issuance and marketing of the Partnership’s Units offered were initially paid by MS&Co. These costs have been recorded as due to MS&Co. in the Statement of Financial Condition. These costs are being reimbursed to MS&Co. by the Partnership in twelve monthly installments.
     As of June 30, 2011, $64,630 of these costs have been reimbursed to MS&Co by the Partnership. The remaining liability due to MS&Co of $32,301 will not reduce net asset value per Unit for any purpose other than financial reporting, including calculation of administrative and brokerage fees and the redemption value of Units.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     The following tables summarize the valuation of the Trading Company’s investments as of June 30, 2011 and December 31, 2010, respectively.
June 30, 2011

						Average
						number of
						contracts
						outstanding
						for
	Long	Long	Short	Short	Net	six months
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	(absolute
Futures and Forward Contracts	Gain	Loss	Gain	Loss	Gain/(Loss)	quantity)
Commodity	$11,002,023	$(20,386,882)	$3,375,939	$(7,675,427)	$(13,684,347)	6,124
Equity	685,350	—	—	—	685,350	49
Foreign currency	487,010	(38,113)	—	—	448,897	555
Interest rate	46,840	(72,850)	698,618	(1,897,472)	(1,224,864)	2,840

Total	$12,221,223	$(20,497,845)	$4,074,557	$(9,572,899)	$(13,774,964)

Unrealized currency loss					(745,656)

Total net unrealized loss on open contracts					$(14,520,620)*

			Average number of
			contracts outstanding
			for six months
			(absolute quantity)
Option Contracts at Fair Value
Options purchased	$7,861,876	**	2,640
Options written	$(5,251,498	)***	2,012

*	This amount is in “Net unrealized gain (loss) on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2011.

	For the Three Months		For the Six Months		For the Three Months		For the Six Months
Sector	Ended June 30, 2011		Ended June 30, 2011		Ended June 30, 2010		Ended June 30, 2010
Commodity	$(19,839,836)		$(14,755,458)		$(10,347,186)		$(12,547,080)
Equity	2,886,367		5,087,324		(20,456)		(12,245)
Foreign currency	623,332		650,606		1,022,770		1,945,928
Interest rate	(12,901,567)		(16,004,123)		(2,755,502)		(5,076,165)
Unrealized currency loss	(10,671)		(7,957)		(787,961)		(1,886,154)

Total	$(29,242,375	)****	$(25,029,608	)****	$(12,888,335	)****	$(17,575,716	)****

****	This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses and Changes in Members’ Capital.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Trading Company	$247,995,469	$—	$247,995,469	$—

Net fair value	$247,995,469	$—	$247,995,469	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Trading Company	$57,170,009	$—	$57,170,009	$—

Net fair value	$57,170,009	$—	$57,170,009	$—

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
June 30, 2011
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
     The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Trading Company did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
Assets
Futures	$15,980,684	$—	n/a	$15,980,684

Forwards	—	315,096	n/a	315,096
Options purchased	7,861,876	—	n/a	7,861,876

Total assets	$23,842,560	$315,096	n/a	$24,157,656

Liabilities
Futures	$30,070,744	$—	n/a	$30,070,744

Forwards
Options written	5,251,498	—	n/a	5,251,498

Total liabilities	$35,322,242	$—	n/a	$35,322,242

Unrealized currency loss				$(745,656)

*Net fair value	$(11,479,682)	$315,096	n/a	$(11,910,242)

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
Assets
Futures	$30,296,863	$—	n/a	$30,296,863

Forwards	—	337,807	n/a	337,807
Options purchased	6,144,949	—	n/a	6,144,949

Total assets	$36,441,812	$337,807	n/a	$36,779,619

Liabilities
Futures	$11,373,915	$—	n/a	$11,373,915

Forwards	—	122,680	n/a	122,680
Options written	3,209,454	—	n/a	3,209,454

Total liabilities	$14,583,369	$122,680	n/a	$14,706,049

Unrealized currency loss				$(737,699)

*Net fair value	$21,858,443	$215,127	n/a	$21,335,871

*	This amount comprises of the net unrealized gain (loss) on open contracts, options purchased and options written on the Statement of Financial Condition.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
June 30, 2011
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
June 30, 2011
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
     The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended June 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that are based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended June 30, 2011 and December 31, 2010, the Trading Company did not hold any derivative instruments for which market quotations are not readily available, and are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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
June 30, 2011
(Unaudited)
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
     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. Beginning August 1, 2011, Class Z units will be offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A, D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes”. The Class of Units that a Limited Partner receives upon a subsription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.
     Recent Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU ”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards” (“ IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities . This new guidance is not expected to have a material impact on the Partnership’s financial statements.
     Net Income (Loss) per Redeemable Unit. Net income (loss) per unit for each class is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
   Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company and cash. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2011.
     There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.
     The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Trading Company and by expenses, interest income, subscriptions, redemptions of Units and distributions of profits, if any.
     For the six months ended June 30, 2011, Partnership capital increased 326.6% from $57,300,554 to $244,458,062. This increase was attributable by the subscriptions of 199,583.951 Units totaling $217,708,346 and 3,989.724 General Partner unit equivalents totaling $4,088,254, which was partially offset by redemptions of 9,185.866 Units totaling $9,784,936 and 1,695.038 General Partner unit equivalents totaling $1,863,254, coupled with the net loss from operations of $22,990,902. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.
     The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of units and distributions of profits, if any.
     For the six months ended June 30, 2011, the Trading Company’s capital increased 98.1% from $208,652,878 to $413,342,385. This increase was attributable to the contributions of $243,902,714, which was partially offset by the net loss from operations of $27,960,215, coupled with the withdrawals of $11,252,992. Future withdrawals can impact the amount of funds available for investments in commodity contract positions in subsequent periods.
     There are no known material trends, favorable or unfavorable, that would affect, non any expected material changes to the Partnership’s capital resource arrangement at the present time
   Critical Accounting Policies
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
     The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Members’ Capital.
   Results of Operations
     During the Partnership’s second quarter of 2011, the net asset value per redeemable unit for Class A decreased 8.0% from $1,087.16 to $1,000.30 as compared to March 31, 2011. During the Partnership’s second quarter of 2011, the net asset value per redeemable unit for Class D decreased 7.4% from $983.71 to $910.43 as compared to March 31, 2011. The Partnership, for its own account, through its investment in the Trading Company experienced a net trading loss in the second quarter of 2011 of $17,939,856. Losses were primarily attributable to the Trading Company’s trading in commodies and interest rates and were partially offset by gains in equities and currencies.
          During the second quarter of 2011, the most significant losses were incurred in the agricultural markets, primarily during May and June, from long futures positions in corn, soybeans and wheat as prices weakened due to speculation that U.S. exports may slow as output rose from South America and higher interest rates may limit demand from China, the world’s biggest importer of soybeans. Within the interest rate sector, losses were recorded primarily during May and June from short futures positions in U.S. 30-year Treasury bonds, U.S. 10-year Treasury notes, and eurodollars as prices rallied throughout May and June amid a “flight to quality” amid fears regarding the Greek credit crisis, as well as a bleaker global economic outlook. In metals, losses were recorded from long positions in aluminum and tin futures as base metals prices fell in May and June amid fears of a slowdown in Chinese growth and demand for the metals. A portion of the Partnership’s losses during the second quarter was offset by gains generated within the currency markets primarily from long positions in the euro, Australian dollar, Brazilian real and Canadian dollar versus the U.S. dollar as the value of the euro and the “commodity currencies” strengthened during the April. Elsewhere during the second quarter, long futures positions in the global stock index sector, specifically in the S&P 500 Index, generated gains by taking advantage of a late month price rally in June. Lastly, modest gains were recorded in the energy complex as a majority of the gains generated from long futures positions in Brent crude oil were offset by losses incurred in WTI crude oil and natural gas.

     During the six months ended June 30, 2011, the net asset value per redeemable unit for Class A decreased 7.2% from $1,078.16 to $1,000.30 as compared to December 31, 2010. During the six months ended June 30, 2011, the net asset value per redeemable unit for Class D decreased 9.0% from $1,000.00 to $910.43 from February 1, 2011 to June 30, 2011. The Partnership, for its own account, through its investment in the Trading Company experienced a net trading loss in the six months ended June 30, 2011 of $17,861,273. Losses were primarily attributable to the Trading Company’s trading in commodies and interest rates and were partially offset by gains in equities and currencies.
          During the six months ended of 2011, the most significant losses were incurred within the interest rate sector from short futures positions in U.S. 30-year Treasury bonds, U.S. 10-year Treasury notes, and eurodollars as the “risk on/risk off” environment persisted throughout a majority of the first half of the year, resulting in volatile price conditions for most fixed income instruments. Additional losses were experienced within the agricultural markets as gains made earlier in the year from long futures positions in corn, soybeans and wheat were given back as prices fell during May and June. Within the metals sector, losses were recorded primarily from long futures positions in aluminum and tin throughout May and June amid fears of a slowdown in Chinese growth and demand for the metals. Additional losses in metals were recorded from long positions in palladium futures. A portion of the Partnership’s losses during the first half of the year was offset by gains achieved within the currency and global stock index sector. Long positions in the euro, Brazilian real, Australian dollar and Canadian dollar were profitable as the euro and the “commodity currencies” strengthened versus the U.S. dollar during much of the period of January through early May. Additional gains were recorded within the global stock index sector from long futures positions in the S&P 500 Index, which moved sharply higher during the last couple of weeks in June after declining in May and early June.
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
     Interest expense allocated from the Trading Company for the three and six months ended June 30, 2011 were $6,785 and $6,402, respectively. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates.
     The Partnership will pay the Placement Agent ongoing compensation on a monthly basis of the Net Assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The placement agent and fees for the three and six months ended June 30, 2011 were $1,640,462 and $2,348,581, respectively.
     Administrative fees are calculated on a monthly basis equal to 1% of the net assets of the Partnership. Administrative fees for the three and six months ended June 30, 2011 were $570,195 and $815,185, respectively.
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under applicable law.
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
Quantifying the Trading Company Trading Value at Risk
     The following quantitative disclosures regarding the Trading Company market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purpose of the safe harbor, except for the statements of historical fact.
     The Trading Company accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Trading Company open positions is directly reflected in the Trading Company earnings and cash balance.
     The Trading Company Value at Risk computation is based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. Its also not based on exchange and/or dealer-based maintenance margin requirements. Value at Risk models, including the models used by Morgan Stanley and Ceres, are continually evolving as trading portfolios become more diverse and modeling techniques and systesms capabilities improve. Please note that the Value at Risk model is used to quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Advisor in its daily risk management activities. Please further note that Value at Risk as described above may not be comparable to similarly-titled measures used by other entities.
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
     The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Companies’ market risk exposures and on an aggregate basis at June 30, 2011 and December 31, 2010.
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
     As of June 30, 2011, the Trading Company’s total capitalization was $413,342,385, and the Partnership owned approximately 60.0% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of June 30, 2011 was as follows:

June 30, 2011

			Three months ended June 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$22,462,119	5.43%	$26,814,523	$18,500,234	$21,762,309
Currency	541,857	0.13%	1,598,805	267,300	739,038
Equity	1,093,797	0.27%	1,222,065	—	287,062
Interest Rate	4,107,421	0.99%	6,674,377	3,523,639	5,294,447

Total	$28,205,194	6.82%

*     Average of month-end Values at Risk.
     As of December 31, 2010, the Trading Company’s total capitalization was $208,652,878, and the Partnership owned approximately 27.4% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2010 was as follows:

December 31, 2010

			For the period ended December 31, 2010
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$10,120,109	4.85%	$11,143,000	$8,811,340	$10,079,806
Currency	204,447	0.10%	294,115	85,455	165,965
Equity	7,126	0.00%**	152,445	7,126	83,306
Interest Rate	1,728,106	0.83%	3,477,342	1,013,531	2,063,661

Total	$12,059,788	5.78%

*       For the period November 1, 2010 (commencement of trading operations) to December 31, 2010 average of month-end Values at Risk.
**     Due to rounding.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
     The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of these could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.
     Investors must be prepared to lose all or substantially all of their investment in the Partnership.

Item 4.	Controls and Procedures
     The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.
     The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011 and, based on that evaluation, the General Partners CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
     The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10 for the fiscal year ended December 31, 2010 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended June 30, 2011, there were subscriptions of 122,972.722 Units totaling $133,214,030 and 3,271.215 General Partner units totaling $3,288,254. The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.
     Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.
     The following chart sets forth the purchases of Units by the Partnership.

				(d) Maximum Number
				(or Approximate
			(c) Total Number	Dollar Value) of
	Class A	Class A	of Units	Units that
	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Units	Price Paid per	of Publicly Announced	Purchased Under the
Period	Purchased*	Unit**	Plans or Programs	Plans or Programs
April 1, 2011 — April 30, 2011	644.490	$1,099.24	N/A	N/A
May 1, 2011 — May 31, 2011	188.119	$1,065.67	N/A	N/A
June 1, 2011 — June 30, 2011	3,503.599	$1,000.43	N/A	N/A
	4,336.208	$1,017.95	N/A	N/A

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 3.	Other Information
     Beginning August 1, 2011, Class Z units will be offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A, D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes”. The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

Item 6.	Exhibits
Exhibits:
31.1 Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).
31.2 Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).
32.1 Section 1350 Certification (Certification of President and Director).
32.2 Section 1350 Certification (Certification of Chief Financial Officer and Director).
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BHM Discretionary Futures Fund L.P. By: Ceres Managed Futures LLC (General Partner)
By:	/s/ Walter Davis
Walter Davis
President and Director
Date: August 15, 2011

By:	/s/ Jennifer Magro
Jennifer Magro
Chief Financial Officer and Director (Principal Accounting Officer)
Date: August 15, 2011