Form 10-Q
period 2011-09-30
BHM Discretionary Futures Fund L.P.
filed 2011-11-14
CIK 1504886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes    No X

BHM DISCRETIONARY FUTURES FUND L.P.
FORM 10-Q
INDEX

Page
Number
PART I — Financial Information:
Item 1. Financial Statements:
Statements of Financial Condition at September 30, 2011 (unaudited) and December 31, 2010	3
Statements of Income and Expenses for the three and nine months ended September 30, 2011(unaudited)	4
Statement of Changes in Partners’ Capital for the nine months ended September 30, 2011 (unaudited)	5
Notes to Financial Statements, including the Financial Statements of BHM I, LLC (unaudited)	6-20
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23-24
Item 4. Controls and Procedures	25
PART II — Other Information	26-27
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

PART I
Item 1. Financial Statements
BHM Discretionary Futures Fund L.P.
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Investment in Trading Company, at fair value	$256,058,207	$57,170,009
Subscriptions receivable	0	32,140,809

Total assets	$256,058,207	$89,310,818

Liabilities and Partners’ Capital
Liabilities:
Payable to Trading Company	$0	$31,929,508
Accrued expenses:
Organizational costs due to MS&Co.	8,075	80,756
Redemptions payable	3,221,372	0

Total liabilities	3,229,447	32,010,264

Partners’ Capital:
General Partner, Class A, (0 and 562.789 units at September 30, 2011 and December 31, 2010, respectively)	0	606,777
General Partner, Class D, (3,398.972 and 0 units at September 30, 2011 and December 31, 2010, respectively)	2,721,047	0
General Partner, Class Z, (0 units at September 30, 2011 and December 31, 2010)	0	0
Limited Partners, Class A, (273,541.763 and 52,488.504 units at September 30, 2011 and December 31, 2010, respectively)	239,190,537	56,693,777
Limited Partners, Class D, (12,850.879 and 0 units at September 30, 2011 and December 31, 2010, respectively)	10,287,741	0
Limited Partners, Class Z, (736.481 and 0 units at September 30, 2011 and December 31, 2010, respectively)	629,435	0

Total Partners’ Capital	252,828,760	57,300,554

Total liabilities and Partners’ Capital	$256,058,207	$89,310,818

Class A, net asset value per redeemable unit	$874.42	$1,078.16

Class D, net asset value per redeemable unit	$800.55	$0

Class Z, net asset value per redeemable unit	$854.65	$0

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.
Statements of Income and Expenses
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2011	2011
Investment income:
Interest income allocated from Trading Company	$(14,492)	(20,894)

Expenses:
Expenses allocated from Trading Company	1,583,065	3,389,782
Ongoing placement agent fees	2,062,683	4,411,264
Administrative fees	715,976	1,531,161
Other	11,931	164,675

Total expenses	4,373,655	9,496,882

Net investment income (loss)	(4,388,147)	(9,517,776)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	(11,863,041)	(11,683,649)
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	(21,127,141)	(39,167,806)

Total trading results allocated from Trading Company	(32,990,182)	(50,851,455)

Net income (loss)	$(37,378,329)	$(60,369,231)

Net income (loss) allocation from Trading Company
Class A	$(35,464,369)	$(57,174,901)

Class D	$(1,805,055)	$(3,085,425)

Class Z	$(108,905)	$(108,905)

Net asset value per redeemable unit
Class A	$874.42	$874.42

Class D	$800.55	$800.55

Class Z	$854.65	$854.65

Net income (loss) per redeemable unit*
Class A	$(125.88)	$(203.74)

Class D	$(109.88)	$(199.45)

Class Z	$(145.35)	$(145.35)

Weighted average units outstanding
Class A	266,597.297	183,292.345

Class D	15,907.137	12,505.428

Class Z	442.426	442.426

*	Based on change in net asset value per redeemable unit.

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.
Statement of Changes in Partners’ Capital
For the nine months ended September 30, 2011
(Unaudited)

	Class A	Class D	Class Z	Total
Partners’ Capital, December 31, 2010.	$57,300,554	$—	$—	$57,300,554
Subscriptions — General Partner	1,250,000	3,338,254	—	4,588,254
Subscriptions — Limited Partners	259,093,945	12,755,959	760,561	272,610,465
Net income (loss)	(57,174,901)	(3,085,425)	(108,905)	(60,369,231)
Redemptions — General Partner	(1,863,254)	—	—	(1,863,254)
Redemptions — Limited Partners	(19,415,807)	—	(22,221)	(19,438,028)

Partners’ Capital September 30, 2011	$239,190,537	$13,008,788	$629,435	$252,828,760

	Class A	Class D	Class Z	Total
Beginning Units at December 31, 2010	53,051.293	—	—	53,051.293
Subscriptions — General Partner	1,132.249	3,398.972	—	4,531.221
Subscriptions — Limited Partners	240,174.134	12,850.879	762.481	253,787.494
Redemptions — General Partner	(1,695.038)	—	—	(1,695.038)
Redemptions — Limited Partners	(19,120.875)	—	(26.000)	(19,146.875)

Ending Units at September 30, 2011	273,541.763	16,249.851	736.481	290,528.095

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
     On February 1, 2011, the Units offered pursuant to the Limited Partnership Agreement are deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. In addition, beginning on February 1, 2011, Class D Units were offered. Beginning August 1, 2011, Class Z units were offered to certain employees of Morgan Stanley Smith Barney and its affiliates (and their family members). Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion. Class A Units, Class D Units and Class Z Units will be identical, except that Class D Units will be subject to a monthly ongoing placement agent fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the Net Assets of Class D as of the beginning of each month, which differs from the Class A monthly ongoing placement agent fee of 1/12th of 3.0% (a 3.0% annual rate) of the net assets of Class A. Class Z Units are not subject to an ongoing placement agent fee.
     The non-clearing broker for the Trading Company is MSSB. The clearing commodity brokers for the Trading Company are Morgan Stanley & Co. LLC (“MS&CO.”) and Morgan Stanley & Co. International plc (“MSIP”).
     At September 30, 2011, the Partnership owned approximately 56.5% of the Trading Company. At December 31, 2010, the Partnership owned approximately 27.4% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.
     The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.
     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2011 and December 31, 2010, and the results of its operations for the three and nine months ended September 30, 2011. These financial statements present

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10 filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2010.
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

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
     The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2011 and December 31, 2010 and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2011 and 2010 are presented below:
BHM I, LLC
Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets:
Equity in trading account:
Unrestricted cash	$465,849,517	$158,507,875
Restricted cash	36,625,411	1,734,854

Total cash	502,474,928	160,242,729

Net unrealized gain (loss) on open contracts (MS&Co.)	(24,326,347)	15,322,971
Net unrealized gain (loss) on open contracts (MSIP)	(27,754,896)	3,077,405

Total net unrealized gain (loss) on open contracts	(52,081,243)	18,400,376

Options purchased, (premiums paid $17,747,280 and $4,623,417, respectively)	22,768,648	6,144,949

Total trading equity	473,162,333	184,788,054
Expense reimbursements	20,539	13,347
Interest receivable (MSSB)	—	365
Contributions receivable	—	31,929,508

Total assets	$473,182,872	$216,731,274

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $11,152,083 and $3,883,588, respectively)	$19,100,365	$3,209,454
Accrued management fees	662,925	132,313
Interest payable (MSSB)	8,167	—
Accrued administrative fees	2,607	16,453
Accrued incentive fees	—	2,684,680
Withdrawals payable	—	2,035,496

Total liabilities	19,774,064	8,078,396

Members’ Capital:
Non-Managing Members	453,408,808	208,652,878

Total members’ capital	453,408,808	208,652,878

Total liabilities and members’ capital	$473,182,872	$216,731,274

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
BHM I, LLC
Condensed Schedule of Investments
September 30, 2011
(Unaudited)

		% of
	Fair Value	Members’ Capital
Futures and Forward Contracts Purchased
Commidity	$(71,052,789)	(15.67)%
Foreign currency	(5,049,061)	(1.11)
Interest rate	(88,727)	(0.02)

Total futures and forward contracts purchased	(76,190,577)	(16.80)

Futures and Forward Contracts Sold
Commodity	21,980,915	4.84
Equity	141,025	0.03
Foreign currency	2,405,536	0.53
Interest rate	113,468	0.03

Total futures and forward contracts sold	24,640,944	5.43

Unrealized currency loss	(531,610)	(0.12)

Net fair value	$(52,081,243)	(11.49)%

Options Contracts
Options purchased on Futures Contracts	$22,768,648	5.02%
Options written on Futures Contracts	$(19,100,365)	(4.21)%

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
BHM I, LLC
Statements of Income and Expenses and Changes in Members’ Capital
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Investment income:
Interest income (MSSB)	$(19,396)	$(2,803)	$(27,873)	$(8,953)

Expenses:
Management fees	1,911,749	235,098	4,245,819	676,446
Brokerage, clearing and transaction fees	260,691	88,573	626,328	317,998
Admin fees	7,858	41,142	85,861	118,378
Incentive fees	—	235,266	245,858	235,266

Total expenses	2,180,298	600,079	5,203,866	1,348,088
Expense reimbursements	(51,867)	(55,563)	(153,305)	(208,820)

Net expenses	2,128,431	544,516	5,050,561	1,139,268

Net investment loss	(2,147,827)	(547,319)	(5,078,434)	(1,148,221)

Trading results
Trading profit (loss):
Realized	(20,371,825)	513,381	(9,116,006)	6,556,204
Net change in unrealized	(39,318,772)	20,599,356	(75,604,199)	(3,019,183)

Total trading results	$(59,690,597)	$21,112,737	$(84,720,205)	$3,537,021

Net income (loss)	$(61,838,424)	$20,565,418	$(89,798,639)	$2,388,800

Net income (loss) allocation
Non-managing members	$(61,838,424)	$20,565,418	$(89,798,639)	$2,388,800

	Managing	Non-Managing
	Member	Members	Total
Members’ Capital, December 31, 2010	$—	$208,652,878	$208,652,878
Capital contributions	—	346,718,013	346,718,013
Net loss	—	(89,798,639)	(89,798,639)
Capital withdrawals	—	(12,163,444)	(12,163,444)

Members’ Capital, September 30, 2011	$—	$453,408,808	$453,408,808

Members’ Capital, December 31, 2009	—	154,003,687	154,003,687
Capital contributions	—	9,470,325	9,470,325
Net income	—	2,388,800	2,388,800
Capital withdrawals	—	(26,853,887)	(26,853,887)

Members’ Capital, September 30, 2010	$—	$139,008,925	$139,008,925

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
2. Financial Highlights:
     Changes in the net asset value per redeemable unit for the three and nine months ended September 30, 2011 were as follows:

					For the period	For the period
					February 1, 2011	August 1, 2011
					(commencement of	(commencement of
	Three Months Ended			Nine Months Ended	operations) to	operations) to
	September 30, 2011			September 30, 2011	September 30, 2011	September 30, 2011
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses) *	$(118.19)	$(102.86)	$(140.30)	$(175.18)	$(180.28)	$(140.30)
Net investment income (loss) **	(7.69)	(7.02)	(5.05)	(28.56)	(19.17)	(5.05)

Increase (decrease) for the period	(125.88)	(109.88)	(145.35)	(203.74)	(199.45)	(145.35)
Net asset value per Unit, beginning of period	1,000.30	910.43	1,000.00	1,078.16	1,000.00	1,000.00

Net asset value per Unit, end of period	$874.42	$800.55	$854.65	$874.42	$800.55	$854.65

Redemption/subscription value per Unit, end of period***	$874.44	$800.64	$854.65	$874.44	$800.64	$854.65

*	Includes brokerage fees.

**	Excludes brokerage fees.

***	GAAP net asset value per unit adjusted for the remaining accrued liability for reimbursement of organizational costs (Note 3).

					For the period	For the period
					February 1, 2011	August 1, 2011
					(commencement of	(commencement of
	Three Months Ended			Nine Months Ended	operations) to	operations) to
	September 30, 2011			September 30, 2011	September 30, 2011	September 30, 2011
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets:****
Net investment loss before incentive fees*****	(6.7)%	(4.1)%	(4.9)%	(7.2)%	(4.1)%	(4.9)%

Operating expense	6.7%	4.1%	4.9%	7.1%	4.1%	4.9%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses	6.7%	4.1%	4.9%	7.1%	4.1%	4.9%

Total return:
Total return before incentive fees	(12.6)%	(12.1)%	(14.5)%	(18.9)%	(19.9)%	(14.5)%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	(12.6)%	(12.1)%	(14.5)%	(18.9)%	(19.9)%	(14.5)%

****	Annualized.

*****	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

     The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
Financial Highlights of the Trading Company:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Ratios to average Members’ Capital: (1)
Net investment loss(2)	(1.78)	(1.17)	(1.79)	(1.10)
Expenses before incentive fees(2)	1.76	0.97	1.72	0.92
Expenses after incentive fees(2)	1.76	1.16	1.78	1.09
Net income (loss)	(12.92)	16.30	(23.98)	1.81
Total return before incentive fees	(11.60)	17.08	(15.95)	1.84
Total return after incentive fees	(11.60)	17.28	(15.75)	2.01

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.
3. Organizational Costs:
     Organizational costs of $96,931 relating to the issuance and marketing of the Partnership’s Units offered were initially paid by MS&Co. These costs have been recorded as due to MS&Co. in the Statement of Financial Condition. These costs are being reimbursed to MS&Co. by the Partnership in twelve monthly installments.
     As of September 30, 2011, $88,856 of these costs have been reimbursed to MS&Co by the Partnership. The remaining liability due to MS&Co of $8,075 will not reduce net asset value per Unit for any purpose other than financial reporting, including calculation of administrative and brokerage fees and the redemption value of Units.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
     The following tables summarize the valuation of the Trading Company’s investments as of September 30, 2011 and December 31, 2010, respectively.
September 30, 2011

						Average
						number of
						contracts
						outstanding
						for
	Long	Long	Short	Short	Net	nine months
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	(absolute
Futures and Forward Contracts	Gain	Loss	Gain	Loss	Gain/(Loss)	quantity)
Commodity	$11,900,978	$(82,953,767)	$29,735,630	$(7,754,715)	$(49,071,874)	11,280
Equity	—	—	141,025	—	141,025	52
Foreign currency	113,547	(5,162,608)	2,407,624	(2,088)	(2,643,525)	739
Interest rate	72,481	(161,208)	157,507	(44,039)	24,741	2,972

Total	$12,087,006	$(88,277,583)	$32,441,786	$(7,800,842)	$(51,549,633)

Unrealized currency loss					(531,610)

Total net unrealized loss on open contracts					$(52,081,243) *

			Average number of
			contracts outstanding
			for nine months
			(absolute quantity)
Option Contracts at Fair Value
Options purchased	$22,768,648	**	3,228
Options written	$(19,100,365	)***	2,558

*	This amount is in “Net unrealized gain (loss) on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
December 31, 2010

							Average number of
							contracts
			Short		Net		outstanding for the
	Long Unrealized	Long Unrealized	Unrealized	Short Unrealized	Unrealized		year (absolute
Futures and Forward Contracts	Gain	Loss	Gain	Loss	Gain/(Loss)		quantity)
Commodity	$27,015,590	$(4,293,660)	$2,332,149	$(6,699,370)	$18,354,709		2,653
Equity	3,128	—	—	—	3,128		25
Foreign currency	380,069	(5,216)	—	(148,064)	226,789		446
Interest rate	206,346	(21,138)	697,388	(329,147)	553,449		1,112

Total	$27,605,133	$(4,320,014)	$3,029,537	$(7,176,581)	$19,138,075

Unrealized currency loss					(737,699)

Total net unrealized gain on open contracts					$18,400,376	*

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
     The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months		For the Nine Months		For the Three Months		For the Nine Months
Sector	Ended September 30, 2011		Ended September 30, 2011		Ended September 30, 2010		Ended September 30, 2010
Commodity	$(39,940,531)		$(54,695,988)		$23,117,295		$10,570,216
Equity	(1,350,138)		(699,533)		263,710		251,465
Foreign currency	(12,416,145)		(7,328,821)		(43,360)		1,902,567
Interest rate	(6,197,829)		(22,201,952)		(2,895,562)		(7,971,727)
Unrealized currency loss	214,046		206,089		670,654		(1,215,500)

Total	$(59,690,597)	****	$(84,720,205)	****	$21,112,737	****	$3,537,021	****

****	This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses and Changes in Members’ Capital.

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
     The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Trading Company	$256,058,207	$—	$256,058,207	$—

Net fair value	$256,058,207	$—	$256,058,207	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment in Trading Company	$57,170,009	$—	$57,170,009	$—

Net fair value	$57,170,009	$—	$57,170,009	$—

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
September 30, 2011
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
     The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Trading Company did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	September 30, 2011
Assets
Futures	$44,297,645	$—	n/a	$44,297,645
Forwards	—	231,147	n/a	231,147
Options purchased	22,768,648	—	n/a	22,768,648

Total assets	$67,066,293	231,147	n/a	$67,297,440

Liabilities
Futures	$90,915,817	$—	n/a	$90,915,817
Forwards	—	5,162,608	n/a	5,162,608
Options written	19,100,365	—	n/a	19,100,365

Total liabilities	$110,016,182	$5,162,608	n/a	$115,178,790

Unrealized currency loss				$(531,610)

*Net fair value	$(42,949,889)	$(4,931,461)	n/a	$(48,412,960)

	Quoted Prices in	Significant Other	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
Assets
Futures	$30,296,863	$—	n/a	$30,296,863
Forwards	—	337,807	n/a	337,807
Options purchased	6,144,949	—	n/a	6,144,949

Total assets	$36,441,812	$337,807	n/a	$36,779,619

Liabilities
Futures	$11,373,915	$—	n/a	$11,373,915

Forwards	—	122,680	n/a	122,680
Options written	3,209,454	—	n/a	3,209,454

Total liabilities	$14,583,369	$122,680	n/a	$14,706,049

Unrealized currency loss				$(737,699)

*Net fair value	$21,858,443	$215,127	n/a	$21,335,871

*	This amount comprises of the net unrealized gain (loss) on open contracts, options purchased and options written on the Statement of Financial Condition.

\

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.
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
     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Trading Company’s risk of loss in the event of a counterparty default is typically limited to the asset amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Trading Company’s risk of loss is reduced through the use of legally enforceable Trading Company netting agreements with counterparties that permit the Partnership/Trading Company to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Trading Company has credit risk and concentration risk as MSSB or a MSSB affiliate is the sole counterparty or broker with respect to the Partnership’s/Trading Company’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MSSB, the Partnership’s/Trading Company’s counterparty is an exchange or clearing organization.
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
September 30, 2011
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
     The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended September 30, 2011 and December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
     The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the periods ended September 30, 2011 and December 31, 2010, the Trading Company did not hold any derivative instruments for which market quotations were not readily available, and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).
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

BHM Discretionary Futures Fund L.P.
Notes to Financial Statements
September 30, 2011
(Unaudited)
     Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Trading Company agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Trading Company’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses and Changes in Members’ Capital.
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
     Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of filing and has determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements.
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
     In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership is currently evaluating the impact that this proposed update would have on the financial statements.
     Net Income (Loss) per Redeemable Unit. Net income (loss) per unit for each class is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
   Liquidity and Capital Resources
     The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company and cash. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2011.
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
     For the nine months ended September 30, 2011, Partnership capital increased 341.2% from $57,300,554 to $252,828,760. This increase was attributable by the subscriptions of 253,787.494 Units totaling $272,610,465 and 4,531.221 General Partner unit equivalents totaling $4,588,254, which was partially offset by redemptions of 19,146.875 Units totaling $19,438,028 and 1,695.038 General Partner unit equivalents totaling $1,863,254, coupled with the net loss from operations of $60,369,231. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.
     The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of units and distributions of profits, if any.
     For the nine months ended September 30, 2011, the Trading Company’s capital increased 117.3% from $208,652,878 to $453,408,808. This increase was attributable to the contributions of $346,718,013, which was partially offset by the net loss from operations of $89,798,639, coupled with the withdrawals of $12,163,444. Future withdrawals can impact the amount of funds available for investments in commodity contract positions in subsequent periods.
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
   Results of Operations
     During the Partnership’s third quarter of 2011, the net asset value per redeemable unit for Class A decreased 12.6% from $1,000.30 to $874.42 as compared to June 30, 2011. During the Partnership’s third quarter of 2011, the net asset value per redeemable unit for Class D decreased 12.1% from $910.43 to $800.55 as compared to June 30, 2011. During the partnership’s third quarter of 2011, the net asset value per redeemable unit for Class Z decreased 14.5% from $1,000.00 to $854.65 from August 1, 2011 to September 30, 2011. The Partnership, for its own account, through its investment in the Trading Company experienced a net trading loss in the third quarter of 2011 of $32,990,182. Losses were primarily attributable to the Trading Company’s trading in commodities, currencies, equities and interest rates.
      The most significant losses were incurred in the metals markets, primarily during September, from long futures positions in aluminum, palladium, and copper as prices declined sharply given increased concern over slowing economic growth in China, as well as concerns over a broader global economic slowdown. The Partnership experienced further losses in the agricultural commodities from long futures positions in corn and soybeans as prices reversed lower on better than expected yield numbers from the United States Department of Agriculture (“USDA”), as well as concerns that global demand for the grains would weaken. Within the interest rate sector, losses were recorded during the third quarter from short futures positions in U.S. 30-year Treasury bonds and U.S. 10-year Treasury notes as investors sought out “safe have” assets given the continued uncertainty in Greece. Further losses were incurred in currencies from a long position in the Brazilian real versus the U.S. dollar as the value of the Brazilian currency declined in September amidst concerns about weakening global demand for commodities. Lastly, losses were incurred from long futures positions in the S&P 500 index as stocks declined given fears that the U.S. economy could face a “double dip” recession.

     During the nine months ended September 30, 2011, the net asset value per redeemable unit for Class A decreased 18.9% from $1,078.16 to $874.42 as compared to December 31, 2010. During the nine months ended September 30, 2011, the net asset value per redeemable unit for Class D decreased 19.9% from $1,000.00 to $800.55 from February 1, 2011 to September 30, 2011. The Partnership, for its own account, through its investment in the Trading Company experienced a net trading loss in the nine months ended September 30, 2011 of $50,851,455. Losses were primarily attributable to the Trading Company’s trading in commodities, currencies, equities and interest rates.
      The most significant losses were incurred within the metals sector from long futures positions in aluminum, palladium, copper, tin and nickel as slowing global growth concerns during August and September resulted in sharp price reversals lower in the base metals markets. Further losses were incurred in the interest rate sector from short futures positions in U.S. 30-year Treasury bonds, U.S. 10-year Treasury notes, and Eurodollars as prices rallied during August and September as the “risk off” environment resulted in investors seeking the safe haven of fixed income instruments. Additional losses were experienced within the agricultural markets, specifically the grains, as gains made during the first quarter from long futures positions in corn, soybeans and wheat were given back as prices fell sharply during May and June, as well as in September. Lastly, losses were incurred in the global stock indices as long futures positions in the S&P 500 index reversed during August given concerns about the U.S debt ceiling. A portion of the Partnerships losses for the first nine months of the year was offset by gains in currencies as long euro, Australian dollar and Canadian dollar versus short U.S. dollar positions recorded profits from January through early May as commodity currencies strengthened on expected increased demand earlier in the year, as well as concerns regarding the overall financial health of the United States.
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
     Interest expense allocated from the Trading Company for the three and nine months ended September 30, 2011 were $14,492 and $20,894, respectively. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates.
     The Partnership will pay the Placement Agent ongoing compensation on a monthly basis of the Net Assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The placement agent and fees for the three and nine months ended September 30, 2011 were $2,062,683 and $4,411,264, respectively.
     Administrative fees are calculated on a monthly basis equal to 1% of the net assets of the Partnership. Administrative fees for the three and nine months ended September 30, 2011 were $715,976 and $1,531,161, respectively.
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
     The risk to the limited partners that have purchased interests in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.
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
     The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Companies’ market risk exposures and on an aggregate basis at September 30, 2011 and December 31, 2010.
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
     As of September 30, 2011, the Trading Company’s total capitalization was $453,408,808, and the Partnership owned approximately 56.5% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of September 30, 2011 was as follows:

September 30, 2011

			Three months ended September 30, 2011
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$28,493,205	6.28%	$35,677,615	$28,493,205	$33,638,452
Currency	4,973,165	1.10%	7,022,283	37,598	3,355,279
Equity	295,000	0.07%	53,845,540	5,000	1,682,673
Interest Rate	483,801	0.11%	4,917,878	268,175	1,707,981

Total	$34,245,171	7.56%

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
     The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011 and, based on that evaluation, the General Partners CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.
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
     There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
     There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10 for the fiscal year ended December 31, 2010 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     For the three months ended September 30, 2011, there were subscriptions of 54,203.543 Units totaling $54,902,119 and 541.497 General Partner units totaling $500,000. The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.
     Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.
     The following chart sets forth the purchases of Units by the Partnership.

						(d) Maximum Number
						(or Approximate
					(c) Total Number	Dollar Value) of
	Class A	Class A	Class Z	Class Z	of Units	Units that
	(a) Total Number	(b) Average	(a) Total Number	(b) Average	Purchased as Part	May Yet Be
	of Units	Price Paid per	of Units	Price Paid per	of Publicly Announced	Purchased Under the
Period	Purchased*	Unit**	Purchased*	Unit**	Plans or Programs	Plans or Programs
July 1, 2011 — July 31, 2011	1,791.369	$1,028.79	—	$—	N/A	N/A
August 1, 2011 — August 31, 2011	4,485.126	$1,023.11	—	$997.00	N/A	N/A
September 1, 2011 — September 30, 2011	3,658.514	$874.44	26.000	$854.65	N/A	N/A
	9,935.009	$969.39	26.000	$854.65	N/A	N/A

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 6.	Exhibits
Exhibits:
31.1 Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).
31.2 Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).
32.1 Section 1350 Certification (Certification of President and Director).
32.2 Section 1350 Certification (Certification of Chief Financial Officer).
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
Notes to Exhibits List
*	Submitted electronically herewith.
Pursuant to applicable securities laws and regulations, the Partnership is deemed to have complied with the reporting obligation relating to the submission of interactive data files in Exhibit 101 to this report and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Partnership has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BHM Discretionary Futures Fund L.P. By: Ceres Managed Futures LLC (General Partner)
By:	/s/ Walter Davis
Walter Davis
President and Director
Date: November 14, 2011

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer (Principal Accounting Officer)
Date: November 14, 2011