Form 10-K
period 2011-12-31
BHM Discretionary Futures Fund L.P.
filed 2012-03-30
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-54284

BHM DISCRETIONARY FUTURES FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	27-3371689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue — 14th Floor

New York, New York 10036

(Address and Zip Code of principal executive offices)

(212) 296-1999

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Units of Limited Partnership Interest with an aggregate value of $241,856,531 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 29, 2012, there were 319,181.637 Limited Partnership Redeemable Units of Class A outstanding, 20,638.619 Limited Partnership Redeemable Units of class D outstanding and 2,067.572 Limited Partnership Redeemable Units of class Z outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(See Page 1)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

Documents Incorporated	Part of Form 10-K
Annual Report to BHM Discretionary Futures Fund
Limited Partners for the year ended December 31, 2011	II, III, and IV

PART I

Item 1.  Business.

(a) General Development of Business. BHM Discretionary Futures Fund L.P. (the “Partnership”) is a limited partnership organized on August 23, 2010 under the partnership laws of the State of Delaware to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership commenced trading on November 1, 2010. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership is authorized to sell an unlimited number of redeemable units of limited partnership interest (“Units”) on a continuous basis.

In 2009 Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. LLC (“MS&Co.”, formerly Morgan Stanley & Co. Inc.) including Demeter Management LLC (“Demeter”) the former general partner of the Partnership and the Smith Barney division of Citigroup Global Markets Inc., into a new joint venture, Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). As part of that transaction, Ceres Managed Futures LLC (“Ceres”) and Demeter were contributed to Morgan Stanley Smith Barney LLC (“MSSB” or the “Placement Agent”), and each became a wholly-owned subsidiary of MSSBH.

Effective December 1, 2010, together with the unanimous support of the Boards of Directors of Demeter and Ceres, combined the assets of Demeter and Ceres into a single commodity pool operator, Ceres (the “General Partner”). Ceres will continue to be wholly-owned by MSSBH and will act as the general partner for the Partnership.

On November 1, 2010, the Partnership allocated substantially all of its capital to the Morgan Stanley Smith Barney BHM I, LLC (the “Trading Company”), a limited liability company organized under the Delaware Limited Liability Company Law. The Trading Company was formed in order to permit accounts managed by Blenheim Capital Management LLC (“Blenheim” or the “Advisor”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, systematic trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Trading Advisor is included on page 20 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the trading manager of the Trading Company. Individual and pooled accounts currently managed by the General Partner, including the Partnership, are permitted to be members of the Trading Company. The General Partner and the Advisor believe that trading through this Trading Company/feeder structure promotes efficiency and economy in the trading process.

On February 1, 2011, the Units offered pursuant to the Limited Partnership Agreement are deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. In addition, beginning on February 1, 2011, Class D Units were offered. Beginning August 1, 2011, Class Z units were offered to certain employees of Morgan Stanley Smith Barney and its affiliated (and their family members). Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

The non-clearing broker for the Trading Company is MSSB. The clearing commodity brokers for the Trading Company are MS&Co. and Morgan Stanley & Co. International plc (“MSIP”).

At December 31, 2011 and 2010, the Partnership owned approximately 59.4% and 27.4%, respectively, of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company.

The Trading Company’s trading of futures, forwards, and options contracts, if applicable, on commodities is done primarily on U.S. commodity exchanges and foreign commodity exchanges.

The Partnership will be liquidated upon certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership including selecting one or more trading advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1% (1.0% per year) of Net Assets of the Partnership at the beginning of each month. This fee may be increased or decreased at the discretion of the General Partner.

The General Partner has entered into a advisory agreement (the “Advisory Agreement”) with Blenheim, a registered commodity trading advisor. Pursuant to the terms of the Advisory Agreement, the Trading Company pays Blenheim a monthly management fee equal to a percentage of the Net Assets of the Partnership as of the first day of each month.

In addition, the Trading Company may pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits (as defined in the Advisory Agreement) earned by the Advisor for the Partnership during each calendar quarter.

The Partnership pays the General Partner a monthly administration fee equal to 1/12th of 1.0% (a 1.0% annual rate) of the Net Asset Value of each Class of the Partnership at the beginning of each month (the “General Partner’s Fee”).

Subscribers of Units will not be charged an initial sales commission, but the Partnership will, however, pay the Placement Agent (as defined below) ongoing compensation on a monthly basis equal to a percentage of the Net Asset Value of a Limited Partner’s Units (except for Limited Partners designated to hold Class Z Units) as of the beginning of each month. Except for Limited Partners deemed to hold Class Z Units, Limited Partners will receive a Class of Unit (see table below) according to the aggregate subscription amount made by such Limited Partner in the Partnership, as adjusted for additional subscriptions, redemptions and exchanges. The applicable rate payable by each Limited Partner will be determined by the Class of Units held by such Limited Partner. The Partnership pays the Placement Agent the following percentage in accordance with the following schedule:

Class of Units	Aggregate Investment	Annualized Rate (%)
A	Up to $4,999,999	3.00%
D	$5,000,000 and above	0.75%
Z	All	0%

The Placement Agent will pay a portion of the ongoing Placement Agent fee it receives from the Partnership to the Morgan Stanley Smith Barney Financial Advisor or Private Wealth Advisor responsible for selling the Units to the Limited Partner. The Partnership will not pay an ongoing Placement Agent fee with respect to Limited Partners holding Class Z Units.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests as described in Item 1(a) above. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) from operations for the year ended December 31, 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010 is set forth under “Item 6. Selected Financial Data.”

(c) Narrative Description of Business.

See Paragraphs (a) and (b) above.

(i) through (xii) — Not applicable.

(xiii) — The Partnership has no employees. The directors and officers of the General Partner are listed in Part III Item 10. “Directors, Executive Officers and Corporate Governance.”

(d) Financial Information About Geographic Areas. The Partnership does not engage in the sale of goods or services or own any long-lived assets, and therefore this item is not applicable.

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (“SEC”). You may read and copy any document filed by the Partnership at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at “http://www.sec.gov.” The Partnership’s CIK number is 0001504886.

(f) Reports to Security Holders. Not applicable.

(g) Enforceability of Civil Liabilities Against Foreign Persons. Not applicable.

(h) Smaller Reporting Companies. Not applicable.

Item 1A.    Risk Factors.

THE UNITS IN THE PARTNERSHIP ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. THEY ARE SUITABLE ONLY FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

Risks Relating to the Partnership and the Offering of Units

Limited Operating History. The Partnership is a recently formed entity, and as such has little performance history. In addition, past performance is not necessarily indicative of future results.

Single-Advisor Funds Lack the Diversity of Multi-Advisor Funds. The Partnership is managed by a single trading advisor. Therefore, the Partnership lacks the potential benefit of trading advisor diversification available in funds that are managed by more than one trading advisor.

You Should Not Rely on Past Performance of the General Partner or Blenheim In Deciding To Purchase Units. The past investment performance of other entities managed by the General Partner and Blenheim is not necessarily indicative of the Partnership’s or the Trading Company’s future results. No assurance can be given that the General Partner will succeed in meeting the investment objectives of the Partnership. You may lose all or substantially all of your investment in the Partnership.

The General Partner believes that past performance of Blenheim may be of interest to prospective investors, but encourages you to look at such information as an example of the respective objectives of the Trading Manager and Blenheim rather than as any indication that the Partnership’s objectives will, in fact, be achieved.

The Trading Company and Partnership Incur Substantial Charges. The Trading Company must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Trading Company is required to pay brokerage commissions and monthly management fees to Blenheim regardless of its performance. In addition, the Trading Company pays Blenheim an incentive fee equal to 20% of trading profits. As a Limited Partner in the Partnership, you will be indirectly responsible for the expenses paid by the Trading Company. The Partnership pays the General Partner’s fee, and pays the Placement Agent’s ongoing compensation. In addition, the Partnership will pay the administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the Net Assets of the Partnership. To the extent that such administrative, operating, offering and organizational expenses exceed 0.25% annually of the Net Assets of the Partnership, the General Partner or Morgan Stanley Smith Barney will pay such expenses.

Incentive Fees may be Paid by the Trading Company Even Though the Trading Company Sustains Trading Losses. The Trading Company pays Blenheim an incentive fee based upon the New Trading Profits it generates for the Trading Company. These New Trading Profits include unrealized appreciation on open positions. Accordingly, it is possible that the Trading Company will pay an incentive fee on New Trading Profits that do not become realized. Also, Blenheim will retain all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee. Due to the fact that incentive fees are paid quarterly, it is possible that an incentive fee may be paid to Blenheim during a year in which the assets allocated to Blenheim suffer a loss for the year. Because Blenheim receives an incentive fee based on the New Trading Profits, Blenheim may have an incentive to make investments that are riskier than would be the case in the absence of such an incentive fee being paid to Blenheim based on New Trading Profits.

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you may not redeem your Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the Redemption Date, and (b) the General Partner’s receipt of your Request for Redemption in the form provided by the General Partner no later than 3:00 p.m., New York City time, on the third Business Day before the end of the month. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Partnership Agreement will be ineffective.

General Partner Redemptions. The General Partner has a right to redeem all or part of its investment in the Partnership at any time without notice to the Limited Partners. For any such redemption, the General Partner will redeem its Units at the end of the month in the same manner as any Limited Partner would follow to redeem Units. Additionally, the General Partner has the right to redeem Units it holds in the event redemptions for Limited Partners are suspended.

The Partnership’s Structure Has Conflicts of Interest.

•

The General Partner, the Placement Agent, MS & Co., MSCG, MSIM and MSIP are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently.

•

MS & Co. and MSCG can benefit from bid/ask spreads to the extent Blenheim executes a substantial portion of over-the-counter foreign exchange trades with MS & Co. and MSCG and bid/ask spreads are charged.

•

Employees of the Placement Agent receive a portion of the ongoing Placement Agent fee paid by the Partnership or, for Consulting Clients, they receive the fees and expenses described in such Consulting Client’s Consulting Agreement. Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

•

Blenheim, MS & Co., MSSB, MSCG, MSIP and the General Partner and their affiliates may trade futures, forwards and options for their own accounts, and thereby compete with the Trading Company for positions. Also, the other commodity pools managed by the General Partner and Blenheim may compete with the Trading Company for futures, forwards, and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions.

No specific policies regarding conflicts of interest have been adopted by the General Partner, the Placement Agent, the Partnership, the Trading Company or any of their affiliates, and you will be dependent on the good faith of, and legal and fiduciary obligations imposed on the parties involved with such conflicts to resolve them equitably.

An Investment in Units May Not Diversify an Overall Portfolio. Because futures, forwards and options have historically performed independently of traditional investments in equities and bonds, the General Partner believes that managed futures funds like the Partnership can diversify a traditional portfolio of equities and bonds. However, the General Partner cannot assure you that the Partnership will perform with a significant degree of non- or low-correlation to your other investments in the future. You may lose your entire investment in the Partnership.

Neither the Partnership nor the Trading Company are Registered Investment Companies. The Partnership and Trading Company are not required to register, and are not registered, as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Accordingly, investors will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the advisor and the investment company).

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership and the Trading Company. As a financial holding company (“FHC”) under the Bank Holding Company Act, Morgan Stanley and its affiliates are subject to the comprehensive, consolidated supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). A significant focus of this regulatory framework is the operation of Morgan Stanley and its subsidiaries in a safe and sound manner, with sufficient capital, earnings and liquidity that Morgan Stanley may serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in changes to Morgan Stanley’s business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner, the Partnership and the Trading Company, any limited divestiture should not directly involve the Partnership or the Trading Company.

The enactment of the Dodd-Frank Act will result in enhanced regulation by the Federal Reserve and, with respect to the Banks, may result in enhanced regulation by the Office of the Comptroller of the Currency (“OCC”). The Act will require that, in order to maintain FHC status, Morgan Stanley (as well as the Banks) be well capitalized and well managed, as those terms are defined by the Federal Reserve. The Dodd-Frank Act also grants the Federal Reserve greater regulatory authority over the subsidiaries of a bank holding company. Additionally, because it is a bank holding company with more than $50 billion in consolidated assets, Morgan Stanley is subject to enhanced supervision by and more stringent prudential standards to be established by the Federal Reserve. The Federal Reserve is required to apply higher capital requirements to bank holding companies with more than $50 billion in consolidated assets than to other bank holding companies.

The Units are not being offered by the Banks, and as such: (1) are not FDIC insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of the Partnership that are deposited with Commodity Brokers or their affiliates may be placed in deposit accounts at U.S. banks. The Federal Deposit Insurance Corporation (“FDIC”) insures deposits held at its member banks for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.). If the FDIC were to become receiver of a U.S. bank holding deposit accounts that were established by a Commodity Broker or one of its affiliates, then it is uncertain whether the Commodity Broker, the affiliate involved, the Trading Company, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

THE UNITS ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. THEY ARE SUITABLE ONLY FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

Risks Relating to Futures Interests Trading and the Futures Interests Markets

Futures Interests Trading is Speculative and Volatile. The rapid fluctuations in the market prices of futures, forwards, and options make an investment in the Partnership volatile. Volatility is caused by, among other things, changes in supply and demand relationships; weather; agricultural, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates. If Blenheim incorrectly predicts the direction of prices in futures, forwards, and options, large losses may occur. The Partnership’s performance will be volatile on a monthly and an annual basis. The Partnership could lose all or substantially all of its assets. The single-advisor feature of the Partnership may increase the return volatility relative to the performance of multi-advisor investment funds.

The Trading Company’s Futures Interests Trading is Highly Leveraged. Blenheim uses substantial leverage in trading the Partnership’s assets. Trading futures, forwards, and options involves substantial leverage, which could result in immediate and substantial losses. Due to the low margin deposits normally required in trading futures, forwards, and options (typically between 2% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a futures interests trading account. As a result, a relatively small price movement in futures, forwards, and options may result in immediate and substantial losses to the investor. For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit. A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

The leverage employed by Blenheim in its trading can vary substantially from month to month. This leverage, expressed as the underlying value of the Trading Company’s positions compared to the average net assets of the Trading Company, is anticipated to range from two times the Trading Company’s net assets to ten times the Trading Company’s net assets. Under certain conditions, however, the Trading Company’s leverage could exceed (or be less than) such range.

Options Trading can be More Volatile than Futures Trading. The Trading Company may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.

Market Illiquidity May Cause Less Favorable Trade Prices. Although Blenheim generally will purchase and sell actively-traded contracts where last trade price information and quoted prices are readily available, the price at which a sale or purchase occurs may differ from the price expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities. In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases it is possible that the Trading Company could be required to maintain a losing position that it otherwise would execute and incur significant losses or be unable to establish a position and miss a profit opportunity.

Trading on Foreign Exchanges Presents Greater Risks to the Trading Company than Trading on U.S. Exchanges. The Trading Company trades on exchanges located outside the United States. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements. Trading on foreign exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, provide less protection to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.

The percentage of the Trading Company’s positions which are traded on foreign exchanges can vary significantly from month to month. The average percentage of the Trading Company’s positions which are expected to be traded on foreign exchanges in any given month is anticipated to range from 30% to 65% of the Trading Company’s positions, but could be greater or less than such expected range during any time period.

Positions on foreign exchanges also are subject to the risk of, among other things, exchange controls, expropriation, excessive taxation or government disruptions.

The Trading Company may incur losses when determining the value of its foreign positions in U.S. dollars because of fluctuations in exchange rates.

The Unregulated Nature of the Over-The-Counter Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges. Unlike futures contracts, over-the-counter “spot” and forward contracts are entered into between private parties off of an exchange and are not regulated by the CFTC or by any other U.S. or foreign governmental agency. Due to the fact that such contracts are not traded on an exchange, the performance of those contracts is not guaranteed by an exchange or its clearinghouse and the Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading in the over-the-counter foreign exchange markets is not regulated; therefore, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Trading Company trades such contracts with MS & Co. and MSCG, and is at risk with respect to the creditworthiness and trading practices of each of MS & Co. and MSCG as the counterparty to the contracts. The relative exposure of the Partnership to contracts that are not cleared by a registered clearing firm as of December 31, 2011 is approximately 17.3%, all of which represents OTC foreign exchange forward and/or options on foreign exchange forward transactions.

The Dodd-Frank Act will affect the manner in which over-the-counter (“OTC”) swap transactions are traded and the credit risk associated with such trading. Depending upon actions taken by regulatory authorities, these changes may also affect the manner of trading of OTC foreign currency transactions. Transactions that have been entered into prior to implementation of the provisions of the Dodd-Frank Act will remain in effect. Accordingly, even after the new regulatory framework is fully implemented, the risks of OTC foreign exchange transactions will continue to be considerations with respect to transactions entered into prior to the implementation of the provisions of the Dodd-Frank Act. The implementation of these provisions could adversely affect the Partnership by increasing transaction and compliance costs.

The percentage of the Trading Company’s positions that are expected to constitute forward currency contracts can vary substantially from month to month.

Deregistration of the Commodity Pool Operator or Commodity Trading Advisor Could Disrupt Operations. The General Partner is a registered commodity pool operator and Blenheim is a registered commodity trading advisor. If the CFTC were to terminate, suspend, revoke or not renew the registration of the General Partner, the General Partner would withdraw as general partner of the Partnership. The Limited Partners would then determine whether to select a replacement general partner or to dissolve the Partnership. If the CFTC were to terminate, suspend, revoke or not renew the registration of Blenheim, the General Partner would terminate Blenheim’s advisory agreement with the Partnership. The General Partner could reallocate the Partnership’s assets managed by Blenheim to new Trading Advisor(s) or terminate the Partnership. No action is currently pending or threatened against the General Partner or Blenheim.

The Trading Company is Subject to Speculative Position Limits. The CFTC and U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum position in certain Futures Interests contracts that may be held or controlled by any one person or group. Therefore, Blenheim may have to reduce the size of its position in one or more futures contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Trading Company. The CFTC or the futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Trading Company. In Fall 2011, the CFTC adopted new position limits with respect to certain metal, energy and agriculture contracts. The CFTC or the futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Trading Company.

The Trading Company has Credit Risk to the Commodity Brokers. The Trading Company has credit risk because the Commodity Brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of the Trading Company’s assets. As such, in the event that the Commodity Brokers are unable to perform, the Trading Company’s assets are at risk and, in such event, investors may only recover a pro rata share of their investment in the Partnership or nothing at all. Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to the Trading Company’s account on a daily basis. The Commodity Brokers, as futures commission merchants for the Trading Company’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. With respect to the Trading Company’s OTC foreign exchange contracts with MS & Co. and MSCG, prior to implementation of the Dodd-Frank Act’s provisions, there are no daily settlements of variations in value, and there is no requirement to segregate funds held with respect to such contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Trading Company’s assets on account with the futures commission merchant may be at risk, and in such event, the Trading Company may only recover a pro rata share of the available customer funds.

Risks Relating to Blenheim

You should not rely on the past performance of Blenheim in deciding to purchase Units. Since the future performance of Blenheim is unpredictable, Blenheim’s past performance is not necessarily indicative of future results.

Reliance on Blenheim to Trade Successfully. Blenheim is responsible for making all futures, forwards, and options trading decisions on behalf of the Trading Company. The General Partner has no control over the specific trades Blenheim may make, leverage used, risks and/or concentrations assumed or whether Blenheim will act in accordance with the disclosure documents or descriptive materials furnished by them to the General Partner. The General Partner can provide no assurance that the trading program employed by Blenheim will be successful. Blenheim, in turn, is dependent upon the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any of Blenheim’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on Blenheim’s ability to manage its trading activities successfully, or may cause Blenheim to cease operations entirely. This, in turn, could negatively the Partnership’s performance.

Market Factors may Adversely Influence the Trading Program. Often, the most unprofitable market conditions for the Trading Company are those in which prices “whipsaw,” that is, such price moves quickly upward (or downward), then reverses, then moves upward (or downward) again, then reverses again. In such conditions, Blenheim may establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, whereas in fact no trends sufficient to generate profits develop.

Increasing the Assets Managed by Blenheim may Adversely Affect Performance. The rates of return achieved by a trading advisor often diminish as the assets under its management increases. This can occur for many reasons, including the inability of the trading advisor to execute larger position sizes at desired prices and because of the need to adjust the trading advisor’s trading program to avoid exceeding speculative position limits. These are limits established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. Blenheim has not agreed to limit the amount of additional assets that they will manage.

You will not be Aware of Changes to the Trading Program. Because of the proprietary nature of the Blenheim’s trading program, you generally will not be advised if adjustments are made to Blenheim’s trading program in order to accommodate additional assets under management or for any other reason.

Blenheim may Terminate its Advisory Agreement. The advisory agreement with Blenheim automatically renews every three months unless terminated by the Trading Manager or Blenheim. In the event the advisory agreement is not renewed, the Trading Manager may not be able to enter into an arrangement with Blenheim or another trading advisor on terms substantially similar to the advisory agreement described in this Memorandum.

Disadvantages of Replacing or Switching Trading Advisors. Blenheim is required to recoup previous trading losses before it can earn performance-based compensation. However, the Trading Manager may elect to replace Blenheim if it has a “loss carry-forward.” In that case, the Trading Company would lose the “free ride” of any potential recoupment of the prior loses. In addition, the new trading advisor(s) would earn performance-based compensation on the first dollars of investment profits. The effect of the replacement of or the reallocation of assets away from Blenheim therefore could be significant.

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to over $267 billion in 2010. This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for Blenheim to obtain the best prices for the Partnership.

Taxation Risks

You May Have Tax Liability Attributable To Your Interest in the Partnership Even If You Have Received No Distributions and Redeemed No Units and Even if the Partnership Generated a Loss. If the Partnership has profit for a taxable year, the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Partnership. The General Partner presently does not intend to make any distributions from the Partnership. Accordingly, it is anticipated that U.S. federal income taxes on your allocable share of the Partnership’s profits will exceed the amount of distributions to you, if any, for a taxable year, so that you must be prepared to fund any tax liability from redemptions of Units or other sources. In addition, the Partnership may have capital losses from trading activities that cannot be deducted against the Partnership’s ordinary income (e.g., interest income, periodic net swap payments) so that you may have to pay taxes on ordinary income even if the Partnership generates a net loss.

The Partnership’s Tax Returns Could be Audited. The IRS could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, Limited Partners in the Partnership could be required to file amended returns and pay additional tax.

You Will Recognize Short-Term Capital Gain. Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 35%.

The IRS Could Take the Position that Deductions for Certain Partnership Expenses Are Subject To Various Limitations. Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for U.S. federal income tax and alternative minimum tax purposes. The IRS could argue that certain Partnership expenses are investment advisory expenses. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Partnership.

Tax Laws Are Subject To Change at Any Time, Including Already Enacted Changes Scheduled to Take Effect in 2013. Tax laws, and court and IRS interpretations thereof, are subject to change at any time, possibly with retroactive effect. For example, various tax rate reductions for non-corporate taxpayers enacted in 2001 and 2003 are scheduled to expire for taxable years beginning after December 31, 2012. Further, the maximum ordinary income rates for non-corporate taxpayers are scheduled to increase from 35% to 39.6%, and the maximum long-term capital gains rates are scheduled to increase from 15% to 20%. Prospective investors are urged to discuss scheduled and potential tax law changes with their tax advisers.

Non-U.S. Investors May Face Exchange Rate Risk and Local Tax Consequences. Non-U.S. investors should note that Units are denominated in U.S. dollars and that changes in rates of exchange between currencies may cause the value of their investment to decrease or to increase. Non-U.S. investors should consult their own tax advisors concerning the applicable U.S. and foreign tax implications of this investment.

Item 2.  Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB. The address is 522 Fifth Avenue, 14th Floor, New York, New York 10036.

Item 3.  Legal Proceedings.

General

The Partnership is not engaged in any legal or arbitration proceedings and no legal or arbitration proceedings are known to be pending or threatened by or against the Partnership. During the five years preceding the date of this Memorandum, there have been (other than as described below) no administrative, civil or criminal actions pending, on appeal or concluded against Morgan Stanley, Morgan Stanley Smith Barney, the General Partner, MS & Co., MSIP, Morgan Stanley Dean Witter, Inc. (“MSDW”), MSCG,

or any of their respective affiliates or principals which the General Partner believes would be material to an investor’s decision to invest in the Partnership. Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries.

In addition to the matters described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income.

In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount of any loss. The Company cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual settlement, fine, penalty or other relief, if any, may be, particularly for proceedings that are in their early stages of development or where plaintiffs seek substantial or indeterminate damages. Numerous issues may need to be resolved, including through potentially lengthy discovery and determination of important factual matters, determination of issues related to class certification and the calculation of damages, and by addressing novel or unsettled legal questions relevant to the proceedings in question, before a loss or additional loss or range of loss or additional loss can be reasonably estimated for any proceeding. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such proceedings will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such proceedings could be material to the Company’s operating results and cash flows for a particular period depending on, among other things, the level of the Company’s revenues or income for such period.

Over the last several years, the level of litigation and investigatory activity focused on residential mortgage and credit crisis related matters has increased materially in the financial services industry. As a result, the Company expects that it may become the subject of increased claims for damages and other relief regarding residential mortgages and related securities in the future and, while the Company has identified below certain proceedings that the Company believes to be material, individually or collectively, there can be no assurance that additional material losses will not be incurred from residential mortgage claims that have not yet been notified to the Company or are not yet determined to be material.

Effective on or about April 1, 2007 MSDW was merged into MS & Co., which has assumed all of the responsibilities of MSDW. For purposes of clarity, however, MSDW’s litigation disclosure will be retained and listed separately, in relevant part, until the fifth anniversary of the date of each specific disclosure item in the MSDW sub-section.

Morgan Stanley DW Inc.

On September 27, 2007, FINRA announced that MS & Co., on behalf of itself and as successor to MSDW, entered into a Letter of Acceptance, Waiver and Consent to resolve charges filed by FINRA on December 19, 2006. In the Letter of Acceptance, Waiver and Consent, FINRA found that, among other things, MS & Co. provided inaccurate information regarding the existence of pre-September 11, 2001 emails and failed to provide such emails to arbitration claimants and regulators in response to discovery obligations and regulatory inquiries, failed adequately to preserve books and records, and failed to establish and maintain systems and written procedures reasonably designed to preserve required records and to ensure that it conducted adequate searches in response to regulatory inquiries and discovery requests. The Letter of Acceptance, Waiver and Consent also included findings that MS & Co. failed to provide arbitration claimants with updates to a supervisory manual when called for in discovery. FINRA found that MS & Co. violated Section 17(a) of the Exchange Act and Rule 17a-4 thereunder, FINRA Conduct Rules 2110, 3010 (a) and (b) and 3110, FINRA Procedural Rule 8210 and Interpretative Material 10100 under the FINRA Code of Arbitration Procedure. In the settlement, MS & Co. neither admitted nor denied these findings. The settlement established a $9.5 million fund for the benefit of potentially affected arbitration claimants to be administered by a third party at the expense of MS & Co. In addition, MS & Co. was censured and agreed to pay a $3 million regulatory fine and to retain an independent consultant to review its procedures for complying with discovery requirements in arbitration proceedings relating to MS & Co.’s retail brokerage operations.

On October 10, 2007, MS & Co., on behalf of itself and as successor to MSDW, became the subject of an Order Instituting Administrative And Cease-And-Desist Proceedings by the SEC. The Order found that from as early as 2000 until 2006, MS & Co. failed to provide to its customers accurate and complete written trade confirmations for certain fixed income securities in violation of Rule 10b-10 under the Exchange Act, Section 15B(c)(1) of the Exchange Act and Rule G-15 of the Municipal Securities Rulemaking Board (MSRB). The Order censured MS & Co., ordered it to cease and desist from committing or causing any violations and any future violations of Rule 10b-10 under the Exchange Act, Section 15B(c)(1) of the Exchange Act, and MSRB Rule G-15, ordered MS & Co. to pay a $7.5 million penalty, and to retain an independent consultant to review MS & Co.’s policies and procedures. MS & Co. consented to the issuance of the Order without admitting or denying any of the SEC’s findings, except as to the SEC’s jurisdiction over the matter.

The Company

Residential Mortgage and Credit Crisis Related Matters.

Regulatory and Governmental Matters. The Company is responding to subpoenas and requests for information from certain regulatory and governmental entities concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass through certificates. These matters include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

Class Actions. Beginning in December 2007, several purported class action complaints were filed in the United States District Court for the Southern District of New York (the “SDNY”) asserting claims on behalf of participants in the Company’s 401(k) plan and employee stock ownership plan against the Company and other parties, including certain present and former directors and officers, under the Employee Retirement Income Security Act of 1974 (“ERISA”). In February 2008, these actions were consolidated in a single proceeding, which is styled In re Morgan Stanley ERISA Litigation. The consolidated complaint relates in large part to the Company’s subprime and other mortgage related losses, but also includes allegations regarding the Company’s disclosures, internal controls, accounting and other matters. The consolidated complaint alleges, among other things, that the Company’s common stock was not a prudent investment and that risks associated with its common stock and its financial condition were not adequately disclosed. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees. On December 9, 2009, the court denied defendants’ motion to dismiss the consolidated complaint.

On March 16, 2011, a purported class action, styled Coulter v. Morgan Stanley & Co. Incorporated et al., was filed in the SDNY asserting claims on behalf of participants in the Company’s 401(k) plan and employee stock ownership plan against the Company and certain current and former officers and directors for breach of fiduciary duties under ERISA. The complaint alleges, among other things, that defendants knew or should have known that from January 2, 2008 to December 31, 2008, the plans’ investment in Company stock was imprudent given the extraordinary risks faced by the Company and its common stock during that period. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees. On July 20, 2011, plaintiffs filed an amended complaint and on October 28, 2011, defendants filed a motion to dismiss the amended complaint.

On February 12, 2008, a plaintiff filed a purported class action, which was amended on November 24, 2008, naming the Company and certain present and former senior executives as defendants and asserting claims for violations of the securities laws. The amended complaint, which is styled Joel Stratte-McClure, et al. v. Morgan Stanley, et al., is currently pending in the SDNY. Subject to certain exclusions, the amended complaint asserts claims on behalf of a purported class of persons and entities who purchased shares of the Company’s common stock during the period June 20, 2007 to December 19, 2007 and who suffered damages as a result of such purchases. The allegations in the amended complaint relate in large part to the Company’s subprime and other mortgage related losses, but also include allegations regarding the Company’s disclosures, internal controls, accounting and other matters. Plaintiffs are seeking, among other relief, class certification, unspecified compensatory damages, costs, interest and fees. On April 27, 2009, the Company filed a motion to dismiss the amended complaint. On April 4, 2011, the court granted defendants’ motion to dismiss and granted plaintiffs leave to file an amended complaint with respect to certain of their allegations. On June 9, 2011, plaintiffs filed a second amended complaint in response to the court’s order of April 4, 2011. On August 8, 2011, defendants filed a motion to dismiss the second amended complaint.

On May 7, 2009, the Company was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), alleging, among other things, that the registration statements and offering documents related to the offerings of approximately $17 billion of mortgage pass through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs sought, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. This case, which was consolidated with an earlier lawsuit and is currently styled In re Morgan Stanley Mortgage Pass-Through Certificate Litigation, is pending in the SDNY. On August 17, 2010, the court dismissed the claims brought by the lead plaintiff, but gave a different plaintiff leave to file a second amended complaint. On September 10, 2010, that plaintiff, together with several new plaintiffs, filed a second amended complaint which purported to assert claims against the Company and others on behalf of a class of investors who purchased approximately $4.7 billion of mortgage pass through certificates issued in 2006 by seven trusts collectively containing residential mortgage loans. The second amended complaint asserted claims under Sections 11, 12 and 15 of the Securities Act, and alleged, among other things, that the registration statements and offering documents related to the offerings contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs sought, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On September 15, 2011, the court granted in part and denied in part the defendants’ motion to dismiss and granted the plaintiffs’ request to file another amended complaint. On September 29, 2011, the defendants moved for reconsideration of a portion of the court’s decision partially denying the motion to dismiss. On September 30, 2011, the plaintiffs filed a third amended complaint purporting to bring claims on behalf of a class of investors who purchased approximately $2.7 billion of mortgage pass through certificates issued in 2006 by five trusts. The defendants moved to dismiss the third amended complaint on October 17, 2011.

Beginning in 2007, the Company was named as a defendant in several putative class action lawsuits brought under Sections 11 and 12 of the Securities Act, related to its role as a member of the syndicates that underwrote offerings of securities and mortgage pass through certificates for certain non-Morgan Stanley related entities that have been exposed to subprime and other mortgage-related losses. The plaintiffs in these actions allege, among other things, that the registration statements and offering documents for the offerings at issue contained material misstatements or omissions related to the extent to which the issuers were exposed to subprime and other mortgage-related risks and other matters and seek various forms of relief including class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. The Company’s exposure to potential losses in these cases may be impacted by various factors including, among other things, the financial condition of the entities that issued or sponsored the securities and mortgage pass through certificates at issue, the principal amount of the offerings underwritten by the Company, the financial condition of co-defendants and the willingness and ability of the issuers (or their affiliates) to indemnify the underwriter defendants. Some of these cases, including In Re Washington Mutual, Inc. Securities Litigation, In re: Lehman Brothers Equity/Debt Securities Litigation and In re IndyMac Mortgage-Backed Securities Litigation, relate to issuers or sponsors (or their affiliates) that have filed for bankruptcy or have been placed into receivership.

In re: Lehman Brothers Equity/Debt Securities Litigation is pending in the SDNY and relates to several offerings of debt and equity securities issued by Lehman Brothers Holdings Inc. during 2007 and 2008. The Company underwrote approximately $232 million of the principal amount of the offerings at issue. On September 23, 2011, a group of underwriter defendants, including the Company, reached an agreement in principle with the class plaintiffs to settle the litigation. On December 15, 2011, the Court presiding over this action issued an order preliminarily approving the settlement. The settlement hearing is currently scheduled for April 12, 2012.

In re IndyMac Mortgage-Backed Securities Litigation is pending in the SDNY and relates to offerings of mortgage pass through certificates issued by seven trusts sponsored by affiliates of IndyMac Bancorp during 2006 and 2007. The Company underwrote over $1.4 billion of the principal amount of the offerings originally at issue. On June 21, 2010, the court granted in part and denied in part the underwriter defendants’ motion to dismiss the amended consolidated class action complaint. The Company underwrote approximately $46 million of the principal amount of the offerings at issue following the court’s June 21, 2010 decision. On May 17, 2010, certain putative plaintiffs filed a motion to intervene in the litigation in order to assert claims related to additional offerings. The principal amount of the additional offerings underwritten by the Company is approximately $1.2 billion. On June 21, 2011, the Company successfully opposed the motion to add the additional plaintiffs as to the Company. On July 20, 2011 and July 21, 2011, certain of the additional plaintiffs filed appeals in the United States Court of Appeals for the Second Circuit. The Company is opposing the appeals.

Luther, et al. v. Countrywide Financial Corporation, et al., pending in the Superior Court of the State of California, involves claims related to the Company’s role as an underwriter of various residential mortgage backed securities offerings issued by affiliates of Countrywide Financial Corporation. The amended complaint includes allegations that the registration statements and the offering documents contained false and misleading statements about the residential mortgage loans backing the securities. The Company underwrote approximately $6.3 billion of the principal amount of the offerings at issue. On January 6, 2010, the Court dismissed the case for lack of subject matter jurisdiction. On May 18, 2011, a California court of appeals reversed the dismissal and reinstated the complaint. On December 19, 2011, defendants moved to dismiss the complaint. On February 3, 2012, defendants moved to stay the case pending resolution of a securities class action brought by the same plaintiffs, styled Maine State Retirement System v. Countrywide Financial Corporation, et al., in the United States District Court for the Central District of California.

Other Litigation. On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a SIV called Cheyne Finance (the “Cheyne SIV”). The case is styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. and is pending in the SDNY. The complaint alleges, among other things, that the ratings assigned to the securities issued by the SIV were false and misleading because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the SIV. On September 2, 2009, the court dismissed all of the claims against the Company except for plaintiffs’ claims for common law fraud. On June 15, 2010, the court denied plaintiffs’ motion for class certification. On July 20, 2010, the court granted plaintiffs leave to replead their aiding and abetting common law fraud claims against the Company, and those claims were added in an amended complaint filed on August 5, 2010. On December 27, 2011, the court permitted plaintiffs to reinstate their causes of action for negligent misrepresentation and breach of fiduciary duty against the Company. The Company moved to dismiss these claims on January 10, 2012. On January 5, 2012, the court permitted plaintiffs to amend their complaint and assert a negligence claim against the Company. The amended complaint was filed on January 9, 2012 and the Company moved to dismiss the negligence claim on January 17, 2012. On January 23, 2012, the Company moved for summary judgment with respect to the fraud and aiding and abetting fraud claims. Plaintiffs have not alleged the amount of their alleged investments, and are seeking, among other relief, unspecified compensatory and punitive damages. There are 15 plaintiffs in this action asserting claims related to approximately $983 million of securities issued by the SIV.

On September 25, 2009, the Company was named as a defendant in a lawsuit styled Citibank, N.A. v. Morgan Stanley & Co. International, PLC, pending in the SDNY. The lawsuit relates to a credit default swap referencing the Capmark VI CDO, which was structured by Citibank, N.A. (“Citi N.A.”). At issue is whether, as part of the swap agreement, Citi N.A. was obligated to obtain the Company’s prior written consent before it exercised its rights to liquidate Capmark upon the occurrence of certain contractually-defined credit events. Citi N.A. is seeking approximately $245 million in compensatory damages plus interest and costs. On May 25, 2011, the court issued an order denying the Company’s motion for summary judgment and granting Citi N.A.’s cross motion for summary judgment. On June 27, 2011, the court entered a final judgment against the Company for approximately $269 million plus post-judgment interest, and the Company filed a notice of appeal with the United States Court of Appeals for the Second Circuit, which appeal is now pending.

On December 14, 2009, Central Mortgage Company (“CMC”) filed a complaint against the Company, in a matter styled Central Mortgage Company v. Morgan Stanley Mortgage Capital Holdings LLC, pending in the Court of Chancery of the State of Delaware. The complaint alleged that that Morgan Stanley Mortgage Capital Holdings LLC improperly refused to repurchase certain mortgage loans that CMC, as servicer, was required to repurchase from the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”). On November 4, 2011, CMC filed an amended complaint adding claims related to its purchase of servicing rights in connection with approximately $4.1 billion of residential loans deposited into RMBS trusts sponsored by the Company. The amended complaint asserts claims for breach of contract, quasi-contract, equitable and tort claims and seeks compensatory damages and equitable remedies, including rescission, injunctive relief, damages, restitution and disgorgement. On January 9, 2012, the Company moved to dismiss the amended complaint.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. An amended complaint was filed on September 28, 2010. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints were filed on June 10, 2010. The complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On April 18, 2011, defendants in these actions filed an omnibus demurrer and motion to strike the amended complaints. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act, and overruled defendants’ demurrers with respect to all other claims.

On June 10, 2010, the Company was named as a new defendant in a pre-existing purported class action related to securities issued by a SIV called Rhinebridge plc (“Rhinebridge SIV”). The case is styled King County, Washington, et al. v. IKB Deutsche Industriebank AG, et al. and is pending in the SDNY. The complaint asserts claims for common law fraud and aiding and abetting common law fraud and alleges, among other things, that the ratings assigned to the securities issued by the SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the SIV. On July 15, 2010, the Company moved to dismiss the complaint. That motion was denied on October 29, 2010. On December 27, 2011, the court permitted plaintiffs to amend their complaint and assert causes of action for negligence, negligent misrepresentation, and breach of fiduciary duty against the Company. The amended complaint was filed on January 10, 2012 and the Company moved to dismiss the negligence, negligent misrepresentation, and breach of fiduciary duty claims on January 31, 2012. The case is pending before the same judge presiding over the litigation concerning the Cheyne SIV, described above. While reserving their ability to act otherwise, plaintiffs have indicated that they do not currently plan to file a motion for class certification. Plaintiffs have not alleged the amount of their alleged investments, and are seeking, among other relief, unspecified compensatory and punitive damages.

On July 9, 2010, Cambridge Place Investment Management Inc. filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaint asserts claims on behalf of certain clients of plaintiff’s affiliates and alleges that defendants made untrue statements and material omissions in the sale of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company was approximately $242 million. The complaint raises claims under the Massachusetts Uniform Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On February 11, 2011, Cambridge Place Investment Management Inc. filed a second complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts also styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. The complaint asserts claims on behalf of clients of plaintiff’s affiliates, and alleges that the defendants made untrue statements and material omissions in selling certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued or underwritten by the Company or sold to plaintiff’s affiliates’ clients by the Company was approximately $102 million. The complaint raises claims under the Massachusetts Uniform Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints.

On July 15, 2010, The Charles Schwab Corp. filed a complaint against the Company and other defendants in the Superior Court of the State of California, styled The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to one of plaintiff’s subsidiaries of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff’s subsidiary by the Company was approximately $180 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. Plaintiff filed an amended complaint on August 2, 2010. On September 22, 2011, defendants filed demurrers to the amended complaint. On October 13, 2011, plaintiff voluntarily dismissed its claims brought under the Securities Act. On January 27, 2012, the court, in a ruling from the bench, substantially overruled defendants’ demurrers.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated and is pending in the Supreme Court of the State of New York, New York County. The Complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On September 30, 2010, the Company filed a motion to dismiss the complaint. On February 28, 2011, the Court denied the Company’s motion to dismiss the complaint. On March 21, 2011, the Company appealed the order denying its motion to dismiss the complaint. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the Company’s motion to dismiss.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed two complaints against the Company and other defendants. One was filed in the Circuit Court of the State of Illinois and is styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The other was filed in the Superior Court of the State of California and is styled Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. The complaints allege that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in the two actions was approximately $203 million and $75 million respectively. The complaint filed in Illinois raises claims under Illinois law. The complaint filed in California raises claims under the federal securities laws, Illinois law and California law. Both complaints seek, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the Court presiding over Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion is currently pending. On September 15, 2011, plaintiff filed an amended complaint in Federal Home Loan Bank of Chicago v. Bank of America Securities LLC, et al. On December 1, 2011, defendants filed a demurrer to the amended complaint, which demurrer is currently pending.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $550 million. The complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts consumer protection act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts, and on June 22, 2011, plaintiff filed a motion to remand the case back to state court.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in New York State Supreme Court styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by the Company was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates. On September 9, 2011, plaintiffs filed an amended complaint. On October 14, 2011, defendants filed a motion to dismiss the amended complaint, which motion is currently pending.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of the State of New York, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the SDNY and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of the State of New York.

On September 2, 2011, the FHFA, as conservator for Freddie Mac, also filed a complaint against the Company and other defendants in the Supreme Court of the State of New York, styled Federal Housing Finance Agency, as Conservator v. General Electric Company et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Freddie Mac of residential mortgage pass through certificates with an original unpaid balance of approximately $549 million. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On October 6, 2011, defendants removed the action to the SDNY and on November 7, 2011, the FHFA moved to remand the action back to the Supreme Court of the State of New York.

On November 4, 2011, the Federal Deposit Insurance Corporation, as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each is styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleges that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. The complaints each raise claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates.

On January 20, 2012, Sealink Funding Limited filed a complaint against the Company in the Supreme Court of the State of New York styled Sealink Funding Limited v. Morgan Stanley, et al. Plaintiff purports to be the assignee of claims of certain special purpose vehicles (“SPVs”) formerly sponsored by SachsenLB Europe. The complaint alleges that defendants made untrue statements and material omissions in the sale to the SPVs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold by the Company was approximately $556 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates.

On January 25, 2012, Dexia SA/NV and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of the State of New York styled Dexia SA/NV et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiffs by the Company was approximately $680 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates.

On January 25, 2012, Bayerische Landesbank, New York Branch filed a complaint against the Company in the Supreme Court of the State of New York styled Bayerische Landesbank, New York Branch v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or sold to plaintiff by the Company was approximately $486 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or rescissionary damages associated with plaintiffs’ purchases of such certificates.

Other Matters. On a case-by-case basis the Company has entered into agreements to toll the statute of limitations applicable to potential civil claims related to RMBS, CDOs and other mortgage-related products and services when the Company has concluded that it is in its interest to do so.

On October 18, 2011, the Company received a letter from Gibbs & Bruns LLP (the “Law Firm”), which is purportedly representing a group of investment advisers and holders of mortgage pass through certificates issued by RMBS trusts that were sponsored or underwritten by the Company. The letter asserted that the Law Firm’s clients collectively hold 25% or more of the voting rights in 17 RMBS trusts sponsored or underwritten by the Company and that these trusts have an aggregate outstanding balance exceeding $6 billion. The letter alleged generally that large numbers of mortgages in these trusts were sold or deposited into the trusts based on false and/or fraudulent representations and warranties by the mortgage originators, sellers and/or depositors. The letter also alleged generally that there is evidence suggesting that the Company has failed prudently to service mortgage loans in these trusts. On January 31, 2012, the Law Firm announced that its clients hold over 25% of the voting rights in 69 RMBS trusts securing over $25 billion of RMBS sponsored or underwritten by the Company, and that its clients had issued instructions to the trustees of these trusts to open investigations into allegedly ineligible mortgages held by these trusts. The Law Firm’s press release also indicated that the Law Firm’s clients anticipate that they may provide additional instructions to the trustees, as needed, to further the investigations.

Shareholder Derivative Matter.

On February 11, 2010, a shareholder derivative complaint styled Security, Police and Fire Professionals of America Retirement Fund, et al. v. John J. Mack et al. was filed in the Supreme Court of the State of New York. The complaint is purportedly for the benefit of the Company, and is brought against certain current and former directors and officers of the Company, to recover damages for alleged acts of corporate waste, breaches of the duty of loyalty, and unjust enrichment based on the amount of compensation awarded to an undefined group of employees for fiscal years 2006, 2007 and 2009. The complaint seeks, among other relief, unspecified compensatory damages, restitution and disgorgement of compensation, benefits and profits, and institution of certain corporate governance reforms. On December 9, 2010, the court granted defendants’ motion to dismiss the complaint and on February 4, 2011, plaintiffs noticed an appeal of that dismissal, which appeal is pending.

China Matter.

As disclosed in February 2009, the Company uncovered actions initiated by an employee based in China in an overseas real estate subsidiary that appear to have violated the Foreign Corrupt Practices Act. The Company terminated the employee, reported the activity to appropriate authorities and is cooperating with investigations by the United States Department of Justice and the SEC.

The following matters were terminated during the quarter ended December 31, 2011:

In Re Washington Mutual, Inc. Securities Litigation, which had been pending in the United States District Court for the Western District of Washington, involved claims under the Securities Act related to three offerings by Washington Mutual Inc. in 2006 and 2007. The Company was one of several underwriters who participated in the offerings. The Company underwrote approximately $1.3 billion of the securities covered by the class certified by the court. On November 4, 2011, a final settlement among the parties was approved by the court.

Employees’ Retirement System of the Government of the Virgin Islands v. Morgan Stanley & Co. Incorporated, et al., which had been pending in the SDNY, involved claims for common law fraud and unjust enrichment against the Company related to the Libertas III CDO. On November 3, 2011, the Court dismissed the action with prejudice.

MBIA Insurance Corporation v. Morgan Stanley, et al. which had been pending in New York Supreme Court, Westchester County, involved claims for fraud, breach of contract and unjust enrichment against the Company related to MBIA Insurance Corporation’s (“MBIA’s”) contract to insure approximately $223 million of residential mortgage pass through certificates related a second lien securitization sponsored by the Company in June 2007. On December 13, 2011, the Company and MBIA entered into an agreement to settle this litigation and to resolve certain claims that the Company had against MBIA.

Item 4.  Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Units.

(b)	Holders. The number of holders of Units as of December 31, 2011 was 3,852.

(c)	Dividends. The Partnership did not declare a distribution in 2011 or 2010. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities — Use of Proceeds from Registered Securities. For the year ended December 31, 2011, there were subscriptions of 277,321.542 Units of Class A totaling $290,979,396, 20,469.784 Units of Class D totaling $18,855,959, 1,277.675 Units of Class Z totaling $1,192,870, and 1,132.249 General Partner units of Class A totaling $1,250,000, 3,548.852 General Partner units of Class D totaling $3,458,254 and 3,322.258 General Partner units of Class Z totaling $2,828,471. For the period November 1, 2010 (commencement of trading operations) to December 31, 2010, there were subscriptions of 52,488.504 Units of Class A totally $54,672,019 and 562.789 General Partner units of Class A totally $585,000. The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D. Proceeds from the additional subscriptions of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 — October 31, 2011	1,907.154	$868.88	N/A	N/A
November 1, 2011 — November 30, 2011	6,602.309	$837.35	N/A	N/A
December 1, 2011 — December 31, 2011	5,030.741	$831.22	N/A	N/A
	13,540.204	$839.51

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the year ended December 31, 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010, and total assets at December 31, 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010 were as follows:

	2011	2010
	$	$
Net realized and unrealized trading gains (losses) net of expenses allocated from the Trading Company and ongoing placement agent fees of $11,232,532 and $677,078, respectively	(71,398,315)	2,168,698
Interest income allocated from Trading Company	(40,509)	106

	(71,438,824)	2,168,804

Net income (loss)	(73,960,886)	2,043,535

Total assets	270,589,333	89,310,818

Increase (decrease) in net asset value per unit:
Class A	(246.94)	78.16

Class D	(234.61)	—

Class Z	(181.36)	—

Net asset value per unit:
Class A	831.22	1,078.16
Class D	765.39
Class Z	818.64

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the period January 1, 2011 through December 31, 2011, the approximate average market sector allocation for the Partnership was 3.7% currencies, 13.9% energy, 7.3% grains, 13.5% interest rates, 53.4% Metals, 7.2% softs and 1.0% stock indices.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company and cash. The Trading Company does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2011.

To minimize the risk relating to low margin deposits, the Trading Company follows certain trading policies, including:

(i)	The Trading Company invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)	The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 662/3% of the Trading Company’s net assets allocated to that Advisor.

(iii)	The Trading Company may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)	The Trading Company does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Trading Company does not utilize borrowings other than short-term borrowings if the Trading Company takes delivery of any cash commodities.

(vi)	The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Trading Company. “Spread” and “straddle” describes commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)	The Trading Company will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

In the normal course of business, the Partnership, through its investment in the Trading Company, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps, certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchase of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased Units in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Trading Company’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Trading Company’s risk of loss is reduced through the use of legally enforceable Trading Company netting agreements with counterparties that permit the Partnership/Trading Company to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Trading Company has credit risk and concentration risk, as MSSB or a MSSB affiliate is the sole counterparty or broker with respect to the Partnership’s/Trading Company’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MSSB, the Partnership’s/Trading Company’s counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Partnership’s/Trading Company pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Trading Company to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Trading Company does not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Partnership’s/Trading Company’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes, that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Trading Company may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange cleared-swaps and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

Other than the risks inherent in commodity futures and swaps trading, the Trading Company knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Trading Company’s liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, in its discretion, cause the Trading Company to cease trading operations and liquidate all open positions under certain circumstances including a decrease in net asset value per Unit to less than $400 as of the close of business on any business day.

(b) Capital resources.

(i) The Partnership has made no material commitments for capital expenditures.

(ii) The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses allocated from the Trading Company on trading and by expenses, interest income allocated from the Trading Company, redemptions of Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees, advisory fees and administrative fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by MSSB is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of its Units at their net asset value as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2011, 32,661.079 Units of Class A were redeemed totaling $30,782,992 and General Partner 1,695.038 unit equivalents redeemed totaling $1,863,254 of Class A. For the period ended December 31, 2011, 3,548.852 General Partner unit equivalents of Class D were redeemed totaling $2,828,471, and 26 Units of Class Z were redeemed totaling $22,221. There were no redemptions of Units for the period December 31, 2010.

For the year ended December 31, 2011, there were subscriptions of 277,321.542 Units of Class A totaling $290,979,396 , General Partner contributions representing 1,132.249 unit equivalents totaling $1,250,000. For the period from February 1, 2011 (commencement of offering ) to December 31, 2011, there were subscriptions of 20,469.784 Units of Class D totaling $18,855,959, General Partner contributions representing 3,548,852 unit equivalents totaling $3,458,254. For the period from August 1, 2011 (commencement of offering) to December 31, 2011, there were subscriptions of 1,277.6748 Units of Class Z totaling $1,192,870, and General Partner contributions representing 3,322.258 unit equivalents totaling $2,828,471. For the period from November 1, 2010 (commencement of operations) to December 31, 2010, there were subscriptions of 52,488.504 Units of Class A totally $54,672,019 and General partner contributions representing 562.789 unit equivalents totaling $585,000.

(c) Results of Operations.

For the year ended December 31, 2011, the net asset value per Unit for Class A decreased 22.9% from $1,078.16 to $831.22. For the period from February 1, 2011 (commencement of offering) to December 31, 2011, the net asset value per Unit for Class D decreased 23.5% from $1,000.00 to $765.39. For the period from August 1, 2011 (commencement of offering ) to December 31, 2011, the net asset value per unit for Class Z decreased 18.1% from $1,000.00 to $818.64 f For the period from November 1, 2010 (commencement of operations) to December 31, 2010, the net asset value per Unit for Class A increased 7.8% from $1,000.00 to $1,078.16.

The Partnership, through its investment in the Trading Company, experienced a net trading loss of $60,165,783 before fees and expenses for the year ended December 31, 2011. Losses were primarily attributable to the Trading Company’s trading in commodities, currencies, equities and interest rates. The net trading gain or loss for the Partnership is discussed on 35 under Item 8. Financial Statements and Supplementary Data.

The most significant losses were incurred in the metals markets, primarily during September, from long futures positions in aluminum, palladium, and copper as prices declined sharply given increased concern over slowing economic growth in China, as well as concerns over a broader global economic slowdown. Further losses were incurred in metals during June from long futures positions in aluminum as prices moved lower amid speculation of reduced demand in Asia and specifically China. In addition, further losses were incurred from long futures positions in palladium, platinum, and tin as prices fell on concerns of weakening global economy. The Partnership also incurred losses in the global interest rate sector from short futures positions in U.S. 30-year Treasury bonds, U.S. 10-year Treasury notes, and Eurodollars as prices rallied during April and May as the “risk off” environment resulted in investors seeking the “safe-haven” of fixed income instruments. Additional losses were incurred from short futures positions in global interest rates during June and July from positions in the U.S. 30-year Treasury bonds, U.S. 10-year Treasury notes, and Eurodollars as prices rallied on concerns of the Greek debt crisis spreading to Italy, Spain, and Portugal. The Partnership experienced further losses in the agricultural commodities during September primarily from long futures positions in corn and soybeans as prices declined on better than expected yield numbers from the United States Department of Agriculture. Losses were also incurred by the Partnership from long futures positions in corn and soybeans during May as concerns over a slowing global economy pushed prices lower. Lastly, modest losses were incurred from trading in stock indices as long futures positions in the S&P 500 Index negatively impacted performance in August as concerns about the U.S. debt ceiling pushed stock prices lower. A portion of the Partnership’s losses for the year was offset by gains from trading in energies and currencies. The Partnership recorded gains from short futures positions in natural gas as mild weather throughout the United States helped push prices lower. Gains were also recorded in currencies as a long Euro versus U.S. dollar position profited during April as weak employment numbers in the United States helped to strengthen the Euro against its U.S. counterpart. Further gains were recorded in currencies from January through early May as commodity currencies, specifically the Australian dollar and Canadian dollar versus the U.S. dollar, strengthened on expected increased demand earlier in the year, as well on concerns regarding the overall financial health of the United States.

The Partnership, through its investment in the Trading Company, experienced a net trading gain of $2,845,776 before fees and expenses for the period ended December 31, 2010. Gains were primarily attributable to the Trading Company’s trading in commodities, equities and currencies and were partially offset by losses in interest rates.

The most significant trading gains were achieved within the metals sector, primarily during December, from long futures positions in copper, aluminum, and tin as prices increased amid strong import data in China, the world’s biggest base metals user. Furthermore, copper futures prices reached an all-time high following news of supply interruptions at a major Chilean copper mine. Additional gains in the metals were recorded during December from long positions in palladium futures. Within the agricultural complex, gains were recorded primarily during December due to long futures positions in corn and soybeans as prices reached a 29-month high and 28-month high, respectively, amid supply concerns due to drought-like conditions in Argentina, the world’s second-biggest exporter of corn and third-biggest exporter of soybeans. Elsewhere, long positions in sugar futures resulted in gains as prices rose to a 30-year high in December on mounting concern that dry weather in Brazil, the world’s biggest sugar producer, and record rainfall in Australia may slash worldwide supplies. Gains were also experienced within the global interest rate sector, primarily during November, from short positions in long-term U.S. fixed-income futures as prices declined after the U.S. Treasury reported the lowest demand for government bonds in over nine months and a better-than-expected report on U.S. initial jobless claims. Within the currency markets, gains were recorded primarily in November from short positions in the Japanese yen and euro versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies after concern that Europe’s weakest economies face difficulty reducing their budget deficits boosted demand for the “safe-haven” U.S. currency. Furthermore, the U.S. dollar reached a near eight-week high against the Japanese yen towards the end of November amid growing expectations for further climbs in the U.S. currency. Within the energy sector, gains were achieved primarily during December from long futures positions in crude oil and gas oil as prices rose after a report revealed U.S. consumer confidence advanced to a six-month high, signaling that energy demand may increase. Lastly, gains were recorded in the global stock index markets, primarily during December, due to long positions in U.S. equity index futures as prices were supported higher by upbeat U.S. economic reports.

Interest expense allocated from the Trading Company for the three and twelve months ended December 31, 2011 was $19,615 and $40,509, respectively. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’

Placement agent fees are calculated on a monthly basis of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The placement agent and fees for the three and twelve months ended December 31, 2011 were $1,923,152 and $6,334,116, respectively.

Administrative fees are calculated on a monthly basis of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. Administrative fees for the three and twelve months ended December 31, 2011 were $679,962 and $2,211,123, respectively.

Management and incentive fees are borne by the Trading Company.

In allocating substantially all of the assets of the Partnership to the Trading Company, the General Partner considered the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor and allocate assets to additional advisors at any time.

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the year ended December 31, 2011 were $310,939. Other expenses for the period November 1, 2010 (commencement of trading operations) to December 31, 2010 was $5,667.

In the General Partner’s opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor’s programs. The General Partner continues to monitor the Advisor’s performance on a daily, weekly, monthly and annual basis.

Commodity markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

(d) Off-balance sheet Arrangements. None

(e) Contractual Obligations . None

(f) Operational Risk

The Partnership, through its investment in the Trading Company, is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Trading Company is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Trading Company’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers within the Partnership and the Trading Company, and in the markets where the Partnership and the Trading Company participate.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as Trading Company netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

Financial Control Risk — the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management’s authorization, and that financial information utilized by management and communicated to external parties, including the Partnership’s Unit holders, creditors, and regulators, is free of material errors.

(g) Critical Accounting Policies.

Partnership’s Investments. The Partnership values its investment in the Trading Company at its net asset value per unit as calculated by the Trading Company. The Trading Company values its investments as described in Note 2, “Significant Accounting Policies”, on the attached Trading Company’s financial statements.

Partnership’s and Trading Company’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that based on available information in the marketplace, the Trading Company’s Level 1 assets and liabilities are actively traded.

Accounting principles generally accepted in the United States of America (“GAAP”) also requires the use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in volume and level of activity in the Partnership’s Level 2 assets and liabilities.

The Partnership will separately present purchases, sales issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investments in the Trading Company reflects its proportional interest in the Trading Company. As of and for the year ended December 31, 2011 and for the period ended December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Trading Company considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2011 and 2010, the Trading Company did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

Futures Contracts. The Trading Company trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Trading Company each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Trading Company. When the contract is closed, the Trading Company records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Operations.

Options. The Trading Company may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Trading Company writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Trading Company purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and changes in net unrealized gains (losses) on options contracts are included in the Statements of Operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Trading Company. The Trading Company is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership’s assets are subject to the risk of trading loss, through its investment in the Trading Company. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trading Company’s and the Partnership’s main line of business.

The risk to the Limited Partners that have purchased Units is limited to the amount of their capital contributions to the Partnership and their share of Partnership assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.

Market movements result in frequent changes in the fair market value of the Trading Company’s open positions and, consequently, in its earnings and cash flow. The Trading Company’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Trading Company’s open positions and the liquidity of the markets in which it trades.

The Trading Company rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Trading Company’s past performance is not necessarily indicative of its future results.

“Value at Risk” is a measure of the maximum amount which the Trading Company could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Trading Company’s speculative trading and the recurrence in the markets traded by the Trading Company of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Trading Company’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Trading Company’s losses in any market sector will be limited to Value at Risk or by the Trading Company’s attempts to manage its market risk.

Materiality as used in this section, “Qualitative and Quantitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Trading Company’s market sensitive instruments.

Quantifying the Partnership’s/Trading Company’s Trading Value at Risk

The following quantitative disclosures regarding the Trading Company’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).

The Trading Company’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Trading Company’s mark-to-market accounting, any loss in the fair value of the Trading Company’s open portion is directly reflected in the Partnership’s earnings (realized or unrealized allocated from the Trading Company).

Exchange maintenance margin requirements have been used by the Trading Company as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange-traded, the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

The fair value of the Trading Company’s futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Trading Company in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Trading Company’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Trading Company’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Trading Company’s Trading Value at Risk in Different Market Sectors

Value at risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Trading Company’s open positions by market category as of December 31, 2011 and 2010, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Trading Company have been included in calculating the figures set forth below. As of December 31, 2011, the Trading Company’s total capitalization was $455,454,128 and the Partnership owned approximately 59.4% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2011 was as follows:

	December 31, 2011

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$21,344,468	4.69%	$35,677,615	$10,694,579	$23,741,783
Currency	11,805,110	2.59%	11,968,638	37,598	2,182,917
Equity	135,000	0.03%	3,312,598	135,000	337,667
Interest Rate	354,263	0.08%	6,674,377	77,306	2,622,385

Total	$33,638,841	7.39%

*	Annual average of month-end Value at Risk.

As of December 31, 2010, the Trading Company’s total capitalization was $208,652,878 and the Partnership owned approximately 27.4% of the Trading Company. The Trading Company’s Value at Risk as of December 31, 2010 was as follows:

	December 31, 2010

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$10,120,109	4.85%	$11,143,000	$8,811,340	$10,079,806
Currency	204,447	0.10%	294,115	85,455	165,965
Equity	7,126	0.00%**	152,445	7,126	83,306
Interest Rate	1,728,106	0.83%	3,477,342	1,013,531	2,063,661

Total	$12,059,788	5.78%

*	Annual average of month-end Value at Risk.
**	Due to rounding.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Trading Company is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Trading Company. The magnitude of the Trading Company’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Trading Company to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Trading Company — give no indication of this “risk of ruin.”

Non-Trading Risk

The Trading Company has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Trading Company’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Trading Company manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Trading Company’s primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Trading Company’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Trading Company. There can be no assurance that the Trading Company’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short or long term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Trading Company as of December 31, 2011, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currencies. Trading Company’s currency exposure is subject to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner/Managing Member does not anticipate that the risk profile of the Trading Company’s currency sector will change significantly in the future.

Interest Rates. Interest rate movements directly affect the price of the futures and forward positions held by the Trading Company and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership’s profitability. The Trading Company’s primary interest rate exposure is to interest rate fluctuations in the United States.

Equities. The Trading Company’s primary equity exposure is to equity price risk in United States. The stock index futures traded by the Trading Company are limited to futures on broadly based indices. As of December 31, 2011 the Trading Company’s primary exposures was in the S&P 500 (U.S.) stock index. The General Partner/Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Trading Company is primarily exposed to the risk of adverse price trends or static markets in the major U.S. indices. (Static markets would not cause major market changes but would make it difficult for the Trading Company to avoid being “whipsawed” into numerous small losses.)

Commodity

Metals. The Trading Company’s primary metal market exposure is to fluctuations in the price of palladium, copper, aluminum, and platinum. Although the Advisors will from time to time trade base metals such as copper, the principal market exposures of the Trading Company have consistently been in the base metals, including copper, aluminum, tin and nickel.

Softs. The Trading Company’s primary risk exposure in the soft commodities is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Cocoa, sugar, and coffee accounted for the majority of the Trading Company’s commodity exposure.

Energy. The Trading Company’s primary energy market exposure is to natural gas and oil price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue and to be experienced in these markets in the future.

Grains. The Trading Company’s commodities risk exposure in the grains is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Corn and the soybean complex accounted for the majority of the Trading Company’s grain exposure.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to control the Partnership’s, through its investment in the Trading Company, risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Trading Company may be subject.

The General Partner monitors the Trading Company’s performance and the concentration of open positions, and consults with the Advisor concerning the Trading Company’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out positions as well as enter positions traded on behalf of the Trading Company. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Trading Company’s market risk exposures.

The Advisor applies its own risk management policies to its trading. The Advisor often follows diversification guidelines, margin limits and stop loss points to exit a position. The Advisor’s research of risk management often suggests ongoing modifications to its trading programs.

As part of the General Partner’s risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor’s portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8. Financial Statements and Supplementary Data.

BHM DISCRETIONARY FUTURES FUND L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the year ended December 31, 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010; Statements of Financial Condition at December 31, 2011 and 2010; Statements of Operations for the year ended December 31, 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010; Statements of Changes in Partners’ Capital for the year ended December 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010.

To the Limited Partners of

BHM Discretionary Futures Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
BHM Discretionary Futures Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
212-296-1999

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

BHM Discretionary Futures Fund L.P.:

We have audited the accompanying statements of financial condition of BHM Discretionary Futures Fund L.P. (the “Partnership”) as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of BHM Discretionary Futures Fund L.P. as of December 31, 2011 and 2010 and the results of its operations and its changes in partners’ capital for the year ended December 31, 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

BHM Discretionary Futures Fund L.P.

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
	$	$
Assets:
Investment in Trading Company, at fair value (Note 1)	270,589,333	57,170,009
Subscriptions receivable	—	32,140,809

Total assets	270,589,333	89,310,818

Liabilities and Partners’ Capital
Liabilities:
Payable to Trading Company	—	31,929,508
Accrued expenses:
Organizational costs (Note 5)	—	80,756
Redemptions payable	4,181,653	—

Total liabilities	4,181,653	32,010,264

Partners’ Capital: (Notes 1 and 4)
General Partner, Class A, (0.000 and 562.789 unit equivalents outstanding at December 31, 2011 and 2010, respectively)	—	606,777
General Partner, Class D, (0.000 unit equivalents outstanding at December 31, 2011 and 2010)	—	—
General Partner, Class Z, (3,322.258 and 0.000 unit equivalents outstanding at December 31, 2011 and 2010, respectively)	2,719,733	—
Limited Partners, Class A, (297,148.967 and 52,488.504 units outstanding at December 31, 2011 and 2010, respectively)	246,995,994	56,693,777
Limited Partners, Class D, (20,469.784 and 0.000 units outstanding at December 31, 2011 and 2010, respectively)	15,667,296	—
Limited Partners, Class Z, (1,251.675 and 0.000 units outstanding at December 31, 2011 and 2010, respectively)	1,024,657	—

Total Partners’ Capital	266,407,680	57,300,554

Total liabilities and Partners’ Capital	270,589,333	89,310,818

Net asset value per unit:
Class A	831.22	1,078.16

Class D	765.39	—

Class Z	818.64	—

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.

Statements of Income and Expenses

for the year ended December 31, 2011

and for the period November 1, 2010

(commencement of trading operations)

to December 31, 2010

	2011	2010
	$	$
Investment Income:
Interest income allocated from Trading Company	(40,509)	106

Expenses:
Expenses allocated from Trading Company	4,898,116	609,066
Ongoing placement agent fees	6,334,416	68,012
Administrative fees	2,211,123	22,671
Organizational costs	—	96,931
Other	310,939	5,667

Total expenses	13,754,594	802,347

Net investment loss	(13,795,103)	(802,241)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	(45,415,091)	277,758
Change net in unrealized gains (losses) on open contracts allocated from Trading Company	(14,750,692)	2,568,018

Total trading results allocated from Trading Company	(60,165,783)	2,845,776

Net income (loss)	(73,960,886)	2,043,535

Net income (loss) allocation from Trading Company
Class A	(69,887,711)	2,043,535

Class D	(3,818,446)	—

Class Z	(254,729)	—

Net income (loss) per unit*
Class A	(246.94)	78.16

Class D	(234.61)	—

Class Z	(181.36)	—

Weighted average units outstanding
Class A	210,780.940	28,593.5675

Class D	15,000.148	—

Class Z	2,138.293	—

*	Based on change in net asset value per unit.

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.

Statements of Changes in Partners’ Capital

for the year ended December 31, 2011

and for the period November 1, 2010

(commencement of trading operations)

to December 31, 2010

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
	$		$		$		$
Initial contributions – Limited Partners	4,075,842	4,075.842	—	—	—	—	4,075,842	4,075.842
Initial contributions – General Partner	60,000	60.000	—	—	—	—	60,000	60.000
Subscriptions – Limited Partners	50,596,177	48,412.662	—	—	—	—	50,596,177	48,412.662
Subscriptions – General Partner	525,000	502.789	—	—	—	—	525,000	502.789
Net income (loss)	2,043,535	—	—	—	—	—	2,043,535	—

Partners’ Capital at December 31, 2010	57,300,554	53,051.293	—	—	—	—	57,300,554	53,051.293
Subscriptions – Limited Partners	290,979,396	277,321.542	18,855,959	20,469.784	1,192,870	1,277.675	311,028,225	299,069.001
Subscriptions – General Partner	1,250,000	1,132.249	3,458,254	3,548.852	2,828,471	3,322.258	7,536,725	8,003.359
Net income (loss)	(69,887,710)	—	(3,818,446)	—	(254,730)	—	(73,960,886)	—
Redemptions – Limited Partners	(30,782,992)	(32,661.079)	—	—	(22,221)	(26.000)	(30,805,213)	(32,687.079)
Redemptions – General Partner	(1,863,254)	(1,695.038)	(2,828,471)	(3,548.852)	—		(4,691,725)	(5,243.890)

Partners’ Capital at December 31, 2011	246,995,994	297,148.967	15,667,296	20,469.784	3,744,390	4,573.933	266,407,680	322,192.684

Net asset value per unit:

2010:	Class A	$1,078.16

2011:	Class A	$831.22

	Class D	$765.39

	Class Z	$818.64

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

1.	Partnership Organization:

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

In 2009 Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. LLC including Demeter Management LLC (“Demeter”) the former general partner of the Partnership and the Smith Barney division of Citigroup Global Markets Inc., into a new joint venture, Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). As part of that transaction, Ceres Managed Futures LLC (“Ceres”) and Demeter were contributed to Morgan Stanley Smith Barney LLC (“MSSB” or the “Placement Agent”), and each became a wholly-owned subsidiary of MSSBH.

Effective December 1, 2010, together with the unanimous support of the Boards of Directors of Demeter and Ceres, combined the assets of Demeter and Ceres into a single commodity pool operator, Ceres (the “General Partner”). Ceres will continue to be wholly-owned by MSSBH and will act as the general partner for the Partnership.

On November 1, 2010, the Partnership allocated substantially all of its capital to the Morgan Stanley Smith Barney BHM I, LLC (the “Trading Company”), a limited liability company organized under the Delaware Limited Liability Company Law. The Trading Company was formed in order to permit accounts managed by Blenheim Capital Management LLC (“Blenheim” or the “Advisor”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the trading manager of the Trading Company. Individual and pooled accounts currently managed by the General Partner, including the Partnership, are permitted to be members of the Trading Company. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

On February 1, 2011, the Units offered pursuant to the Limited Partnership Agreement are deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. In addition, beginning on February 1, 2011, Class D Units were offered. Beginning August 1, 2011, Class Z units were offered to certain employees of Morgan Stanley Smith Barney and its affiliated (and their family members). Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

The non-clearing broker for the Trading Company is MSSB. The clearing commodity brokers for the Trading Company are MS&Co. and Morgan Stanley & Co. International plc (“MSIP”).

The financial statements of the Trading Company, including the Condensed Schedules of Investments, are contained elsewhere in this report and, should be read together with the Partnership’s financial statements.

As of December 31, 2011 and 2010, the Partnership owned approximately 59.4% and 27.4% of the Trading Company, respectively. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions.

The Partnership will be liquidated upon certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. The Partnership values its investment in the Trading Company at its net asset value per unit as calculated by the Trading Company. The Trading Company values its investments as described in Note 2 of the Trading Company’s notes to the annual financial statements as of December 31, 2011.

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

The Partnership values its investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the year ended December 31, 2011 and for the period ended December 31, 2010, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$270,589,333	$—	$270,589,333	$—

Net fair value	$270,589,333	$—	$270,589,333	$—

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$57,170,009	$—	$57,170,009	$—

Net fair value	$57,170,009	$—	$57,170,009	$—

Trading Company’s Investments and Fair Value Measurements.    For disclosures regarding the Trading Company’s investments and fair value measurements, see Note 2, “Summary of Significant Accounting Policies,” on the attached Trading Company’s financial statements.

d.	Income Taxes. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses.

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

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

e.	Subsequent Events. The General Partner has reviewed subsequent events occurring through March 23, 2012, the date these financial statements were available to be issued, and determined that no subsequent events occurred requiring accrual of or disclosure in the financial statements.

f.

Recent Accounting Pronouncements.    In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. ASU 2011-04 is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

In October 2011, FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In December 2011, FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instrument and derivative instrument. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

g.	Net Income (Loss) per Unit. Net income (loss) per unit for each Class is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

h.	Placement Agent Fee. A Limited Partner will not be charged an initial sales commission, but the Partnership will, however, pay the Placement Agent ongoing compensation on a monthly basis to Class A and Class D. The Partnership will pay Class A an ongoing placement agent fee of 1/12th of 3.0% (a 3.0% annual rate) and Class D a fee equal to 1/12th of 0.75% (a 0.75% annual rate) of the Net Assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. Class Z is not subject to an ongoing placement agent fee.

The Placement Agent will pay a portion of the ongoing Placement Agent fee it receives from the Partnership to the Morgan Stanley Smith Barney Financial Advisor or Private Wealth Advisor responsible for selling the Units to the Limited Partner.

i.	Administrative, Operating and Organizational Expenses. The Partnership will pay the ongoing administrative, operating and organizational expenses of the Partnership and the Partnership’s pro rata share of such expenses of the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the Net Assets of the Partnership. In addition, the initial organization costs were not subject to 0.25%. To the extent that such ongoing administrative, operating and organizational expenses exceed 0.25% annually of the Net Assets of the Partnership, the General Partner or MSSB will pay such expenses.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

j.	Fees Paid to the Advisor. All management and incentive fees are borne by the Trading Company.

k.

The General Partner administers the business and affairs of the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to approximately 1% of the Net Assets of the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to  1/12 of 1% (1.0% per year) of the Net Assets of the Partnership at the beginning of each month.

3.	Trading Activities:

The Partnership’s pro rata share of the results of the Trading Company’s trading activities are shown in the Statements of Income and Expenses.

The Partnership and Trading Company in the normal course of business, enters into various contracts with MSSB, MS&Co. and MSIP acting as their commodity brokers. The brokerage agreements with MSSB, MS&Co., and MSIP give the Partnership and the Trading Company, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Trading Company nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on its Statements of Financial Condition as the criteria under ASC 210-20, Balance Sheet, have been met.

For disclosures regarding the Trading Company’s trading activities, see Note 7, “Derivatives and Hedging”, on the attached Trading Company’s financial statements.

4.	Subscriptions, Exchanges, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscription is processed.

Limited Partners may redeem some or all of their Units in the Partnership at 100% of the net asset value per Unit and use the proceeds to purchase Units in any other commodity pool operated by the General Partner on the following subscription date; provided that such Limited Partner meets the suitable criteria for the other commodity pool and have redeemed the Units according to the Limited Partnership Agreement. Investors in any other commodity pool operated by the General Partner may also redeem their units in any such commodity pool and use the proceeds to purchase Units in the Partnership on the following subscription date: provided that such Limited Partner meets the suitability criteria for the Partnership and has redeemed its units in the other commodity pool(s) according to the applicable operating agreement.

Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide.

A Limited Partner may require the Partnership to redeem their Units at their net asset value per Unit as of the last day of any month. A request for redemption must be received in writing by the General Partner at least three business days prior to the end of such month. There is no fee charged to limited partners in connection with redemptions.

5.	Organization Costs:

Organization costs of $96,931 relating to the issuance and marketing of the Partnership’s Units offered were initially paid by the MS&Co. These costs were recorded as due to MS&Co. in its 2010 Statement of Financial Condition. These costs were reimbursed to MS&Co. by the Partnership in twelve monthly installments.

As of December 31, 2011, all of these costs have been reimbursed to MS&Co by the Partnership.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

6.	Financial Highlights:

Changes in the net asset value per unit by Class A for the year ended December 31, 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010 and changes in the net asset value for Class D and Class Z for the period were as follows:

	2011	For the period February 1, 2011 (commencement of Offering) to December 31, 2011	For the period August 1, 2011 (commencement of Offering) to December 31, 2011	For the period November 1, 2010 (commencement of Operations) to December 31, 2010
	Class A	Class D	Class Z	Class A
Net realized and unrealized gains (losses)*	$(211.42)	$(209.09)	$(169.49)	$113.24
Net investment income (loss)**	(35.52)	(25.52)	(11.87)	(35.08)

Increase (decrease) for the year/period	(246.94)	(234.61)	(181.36)	78.16
Net asset value per Unit, beginning of year/period	1,078.16	1,000.00	1,000.00	1,000.00

Net asset value per Unit, end of year/period	$831.22	$765.39	$818.64	$1,078.16

Redemption/subscription value per Unit, end of year/period***	$831.22	$765.39	$818.64	$1,081.62

*	Includes brokerage fees.

**	Excludes brokerage fees and organizational costs.

***	GAAP net asset value per unit adjusted for the remaining accrued liability for reimbursement of organizational costs. (Note 5)

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

	2011	For the period February 1, 2011 (commencement of Offering) to December 31, 2011	For the period August 1, 2011 (commencement of Offering) to December 31, 2011	For the period November 1, 2010 (commencement of Operations) to December 31, 2010
	Class A	Class D	Class Z	Class A
Ratios to average net assets:****
Net investment income (loss)	(7.0)%	(4.9)%	(2.9)%	(13.0)%
Incentive fees allocated from the Trading company	—%	—%	—%	5.1%

Net investment income (loss) before incentive fees*****	(7.0)%	(4.9)%	(2.9)%	(7.9)%

Operating expenses	7.0%	4.9%	2.9%	7.9%
Incentive fees allocated from the Trading Company	—%	—%	—%	5.1%

Total expenses	7.0%	4.9%	2.9%	13.0%

Total return:
Total return before incentive fees allocated from the Trading Company	(22.9)%	(23.5)%	(18.1)%	10.2%
Incentive fees allocated from the Trading Company	—%	—%	—%	(2.4)%

Total return after incentive fees allocated from the Trading Company	(22.9)%	(23.5)%	(18.1)%	7.8%

Ratios to average net assets are annualized and exclude organizational costs.

****	Annualized, except for organizational costs.

*****	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Trading Company, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchase of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

December 31, 2011

risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the Limited Partners that have purchased Units in the Partnership is limited to the amount of their capital contributions to the Partnership and their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Trading Company’s risk of loss in the event of a counterparty default is typically limited to the asset amounts recognized in the Statements of Financial Condition and not represented by the contract or notional amounts of the instruments. The Partnership’s/Trading Company’s risk of loss is reduced through the use of legally enforceable Trading Company netting agreements with counterparties that permit the Partnership/Trading Company to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Trading Company has credit risk and concentration risk, as MSSB or a MSSB affiliate is the sole counterparty or broker with respect to the Partnership’s/Trading Company’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MSSB, the Partnership’s/Trading Company’s counterparty is an exchange or clearing organization.

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

The General Partner monitors and attempts to control the Partnership’s/Trading Company’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Trading Company may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Trading Company’s business, these instruments may not be held to maturity.

    Selected unaudited quarterly financial data for the Partnership for the year ended December 31, 2011 and for the period from November 1, 2010 (commencement of operations ) to December 31, 2010 is summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 30, 2011
Net realized and unrealized trading gains (losses) net of expenses allocated from Trading Company, ongoing placement agent fees and interest income allocated from Trading Company	$(12,765,429)	$(36,650,422)	$(20,845,206)	$(1,177,767)

Net income (loss)	$(13,591,655)	$(37,378,329)	$(21,506,898)	$(1,484,004)

Increase (decrease) in net asset value per unit:

Class A	$(43.20)	$(125.88)	$(86.86)	$9.00

Class D	$(35.16)	$(109.88)	$(73.28)	$(16.29)

Class Z	$(36.01)	$(145.35)	$—	$—

	For the period from November 1, 2010 (commencement of operations) to December 31, 2010
Net realized and unrealized trading gains (losses) net of expenses allocated from Trading Company, ongoing placement agent fees and interest income allocated from Trading Company	$2,168,804

Net income (loss)	$2,043,535

Increase (decrease) in net asset value per unit, Class A	$78.16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Morgan Stanley Smith Barney BHM I, LLC:

We have audited the accompanying statements of financial condition of Morgan Stanley Smith Barney BHM I, LLC (the “Trading Company”), including the condensed schedules of investments, as of December 31, 2011 and 2010, and the related statements of income and expenses and changes in members’ capital for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Trading Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trading Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trading Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Smith Barney BHM I, LLC as of December 31, 2011 and 2010, and the results of its operations and changes in its members’ capital for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 23, 2012

Morgan Stanley Smith Barney BHM I, LLC

Statements of Financial Condition

	December 31,
	2011	2010
	$	$
ASSETS
Trading Equity:
Unrestricted cash	431,008,463	158,507,875
Restricted cash	39,680,416	1,734,854

Total cash	470,688,879	160,242,729

Net unrealized gain (loss) on open contracts (MS&Co.)	(2,733,968)	15,322,971
Net unrealized gain (loss) on open contracts (MSIP)	(9,386,431)	3,077,405

Total net unrealized gain (loss) on open contracts	(12,120,399)	18,400,376

Options purchased (premiums paid $10,429,207 and $4,623,417, respectively)	12,753,218	6,144,949

Total Trading Equity	471,321,698	184,788,054
Expense reimbursements	15,406	13,347
Contributions receivable	—	31,929,508
Interest receivable (MSSB)	—	365

Total Assets	471,337,104	216,731,274

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES
Options written (premiums received $11,823,204 and $3,883,588, respectively)	15,280,523	3,209,454
Accrued management fees	592,596	132,313
Interest payable (MSSB)	7,910	—
Accrued administrative fees	1,947	16,453
Accrued incentive fee	—	2,684,680
Withdrawals payable	—	2,035,496

Total Liabilities	15,882,976	8,078,396

MEMBERS’ CAPITAL
Non-Managing Members	455,454,128	208,652,878

Total Members’ Capital	455,454,128	208,652,878

Total Liabilities and Members’ Capital	471,337,104	216,731,274

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Statements of Income and Expenses

	For the Years Ended December 31,
	2011	2010	2009
	$	$	$
INVESTMENT INCOME (LOSS)
Interest income (MSSB and MS&Co.)	(53,603)	(8,738)	22,591

EXPENSES
Management fees	6,024,065	995,671	640,839
Brokerage, clearing and transaction fees	887,814	409,435	458,046
Incentive fees	245,858	2,919,946	1,716,583
Administrative fees	92,260	166,341	112,146

Total Expenses	7,249,997	4,491,393	2,927,614
Expense reimbursements	(214,007)	(262,117)	(350,362)

Net expenses	7,035,990	4,229,276	2,577,252

NET INVESTMENT LOSS	(7,089,593)	(4,238,014)	(2,554,661)

TRADING RESULTS
Trading profit (loss):
Net Realized	(66,726,055)	25,108,664	44,801,226
Net change in unrealized	(33,849,749)	8,978,695	4,762,579

Total Trading Results	(100,575,804)	34,087,359	49,563,805

NET INCOME (LOSS)	(107,665,397)	29,849,345	47,009,144

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Condensed Schedule of Investments

December 31, 2011

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Members’ Capital
	$
Commodity	(14,245,073)	(3.13)
Foreign currency	(5,365,591)	(1.17)
Interest rate	19,224	— (1)

Total Futures and Forward Contracts Purchased	(19,591,440)	(4.30)

Futures and Forward Contracts Sold
Commodity	8,637,143	1.89
Equity	(11,703)	— (1)
Foreign currency	(572,376)	(0.13)
Interest rate	(111,982)	(0.02)

Total Futures and Forward Contracts Sold	7,941,082	1.74

Unrealized Currency Loss	(470,041)	(0.10)

Net fair value	(12,120,399)	(2.66)

Options Contracts	Fair Value	% of Members’ Capital
	$
Options purchased on Futures Contracts	12,753,218	2.80
Options written on Futures Contracts	(15,280,523)	(3.36)

(1)	Amounts less than 0.005%.

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Condensed Schedule of Investments

December 31, 2010

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Members’ Capital
	$
Commodity	22,721,930	10.89	*
Equity	3,128	—	(1)
Foreign currency	374,853	0.18
Interest rate	185,208	0.09

Total Futures and Forward Contracts Purchased	23,285,119	11.16

Futures and Forward Contracts Sold
Commodity	(4,367,221)	(2.10)
Foreign currency	(148,064)	(0.07)
Interest rate	368,241	0.18

Total Futures and Forward Contracts Sold	(4,147,044)	(1.99)

Unrealized Currency Loss	(737,699)	(0.35)

Net fair value	18,400,376	8.82

Option Contracts	Fair Value	% of Members’ Capital
	$
Options purchased on Futures Contracts	6,144,949	2.95
Options written on Futures Contracts	(3,209,454)	(1.54)

*	No single contract’s value exceeds 5% of the Members’ Capital.

(1)	Amounts less than 0.005%.

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Statements of Changes in Members’ Capital

For the Years Ended December 31, 2011, 2010, and 2009

	Managing Member	Non-Managing Members	Total
	$	$	$
Members’ Capital, December 31, 2008	—	111,329,373	111,329,373
Capital Contributions	—	31,912,703	31,912,703
Net Income	—	47,009,144	47,009,144
Capital Withdrawals	—	(36,247,533)	(36,247,533)

Members’ Capital, December 31, 2009	—	154,003,687	154,003,687
Capital Contributions	—	65,608,578	65,608,578
Net Income	—	29,849,345	29,849,345
Capital Withdrawals	—	(40,808,732)	(40,808,732)

Members’ Capital, December 31, 2010	—	208,652,878	208,652,878
Capital Contributions	—	374,753,971	374,753,971
Net Loss	—	(107,665,397)	(107,665,397)
Capital Withdrawals	—	(20,287,324)	(20,287,324)

Members’ Capital, December 31, 2011	—	455,454,128	455,454,128

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

1.	Organization

Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC” or the “Trading Company”) was formed on March 26, 2007, as a Delaware limited liability company under the Delaware Limited Liability Company Act (the “Act”), to facilitate investments by Morgan Stanley Smith Barney managed futures funds. The Trading Company commenced operations on August 1, 2007. Ceres Managed Futures LLC (“Ceres” or the “Trading Manager”) is the trading manager of the Trading Company. Ceres has retained Blenheim Capital Management LLC (“Blenheim” or the “Trading Advisor”) to engage in the speculative trading of commodities, domestic and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and on futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 5. Financial Instruments) on behalf of the Trading Company. Each member (each investor in the Trading Company, a “Member”) invests its assets in the Trading Company, which allocates substantially all of its assets in the trading program of Blenheim, an unaffiliated commodity trading advisor registered with the Commodity Futures Trading Commission (“CFTC”), which makes investment decisions for the Trading Company. As of December 31, 2011, Polaris Futures Fund L.P. (“Polaris”) (formerly, Managed Futures Profile HV, L.P.) (a Delaware limited partnership), Meritage Futures Fund L.P.(“Meritage”) (formerly, Managed Futures Profile MV, L.P.) (a Delaware limited partnership), Morgan Stanley Smith Barney Spectrum Strategic L.P. (“DWSS”) (a Delaware limited partnership) and BHM Discretionary Futures Fund L.P. (“BHM Discretionary”) (a Delaware limited partnership) were the Members of the Trading Company.

Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.

The non-clearing commodity broker for the Trading Company is Morgan Stanley Smith Barney LLC (“MSSB”), a subsidiary of MSSBH. The clearing commodity brokers for the Trading Company are Morgan Stanley & Co. LLC (“MS&Co.”) (formerly, Morgan Stanley & Co. Incorporated) and Morgan Stanley & Co. International plc (“MSIP”). MS&Co. also acts as the counterparty on all trading of the foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of the options on foreign currency forward contracts. MS&Co. and its affiliates act as the custodians of the Trading Company’s assets. MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Effective October 31, 2011, State Street Bank and Trust Company (“State Street”) ceased to serve as the administrator to the Trading Company. Effective November 1, 2011, the administrative services previously provided by State Street are provided by MSSB. Administrative fees are paid by the Trading Company to Ceres for such services provided by MSSB.

Effective May 1, 2011, Morgan Stanley & Co. Incorporated changed its name to Morgan Stanley & Co. LLC.

Effective June 1, 2011, Meritage was added as a Member of the Trading Company.

2.	Summary of Significant Accounting Policies

Use of Estimates – The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates and the differences could be material.

Valuation – Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts. The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Income and Expenses. The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

The Trading Company may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest on the underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the fair value of the Futures Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values. The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss.

Revenue Recognition – Monthly, MSSB credits the Trading Company with interest income on 100% of its average daily funds held at MSSB. Assets deposited with MS&Co. and MSIP as margin will be credited with interest income at a rate approximately equivalent to what MS&Co. and MSIP pays or charges other customers on such assets deposited as margin. Assets not deposited as margin with MS&Co. and MSIP will be credited with interest income at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. For purposes of such interest payments, net assets do not include monies owed to the Trading Company on Futures Interests. MSSB and MS&Co. will retain any excess interest not paid to the Trading Company.

Fair Value of Financial Instruments – The fair value of the Trading Company’s assets and liabilities that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”), approximates the carrying amount presented in the Statements of Financial Condition.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Foreign Currency Transactions and Translation – The Trading Company’s functional currency is the U.S. dollar; however, the Trading Company may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect during the period. The effects of changes in foreign currency exchange rates on investments are not segregated in the Statements of Income and Expenses from the changes in market price of those investments, but are included in the realized gain/loss and unrealized trading profit (loss) in the Statements of Income and Expenses.

Members’ Capital – The Members’ Capital of the Trading Company is equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest, and the fair value of all open Futures Interests contract positions and other assets) less all liabilities (including, but not limited to, management fees, incentive fees, and extraordinary expenses), determined in accordance with U.S. GAAP.

Trading Equity – The Trading Company’s asset “Trading Equity,” reflected on the Statements of Financial Condition, consists of (a) cash on deposit with MSSB, MS&Co., and MSIP, a portion of which is used as margin for trading; (b) net unrealized gains or losses on futures and forward contracts, which are fair valued and calculated as the difference between original contract value and fair value; and, if any, (c) options purchased at fair value. Options written at fair value, if any, are recorded in “Liabilities”.

The Trading Company, in its normal course of business, enters into various contracts with MSSB, MS&Co., and MSIP acting as its commodity brokers. Pursuant to brokerage agreements with MSSB, MS&Co., and MSIP, to the extent that such trading results in unrealized gains or losses, these amounts are offset for the Trading Company and are reported on a net basis on the Statements of Financial Condition.

The Trading Company has offset its fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., as the counterparty on such contracts. The Trading Company has consistently applied its right to offset.

Restricted and Unrestricted Cash – The cash held by the Trading Company is on deposit with MSSB, MS&Co., and MSIP in futures interests trading accounts to meet margin requirements as needed. As reflected on the Trading Company’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses on only offset LME positions. All of these amounts are maintained in separate accounts. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

Brokerage, Clearing and Transaction Fees – The Trading Company accrues and pays brokerage, clearing and transaction fees to MS&Co. Brokerage fees and transaction costs are paid as they are incurred on a half-turn basis at 100% of the rates MS&Co. charges retail commodity customers and parties that are not clearinghouse members. In addition, the Trading Company pays transactional and clearing fees as they are incurred.

DWSS pays to MS&Co. a monthly brokerage fee at a flat rate of 1/12 of 6% per month (a 6% annual rate) of the Members’ Capital of DWSS allocated to Blenheim as of the first day of each month.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Such fee includes the brokerage fees that are charged to the Trading Company, therefore, the Trading Company receives monthly expense reimbursements on brokerage fees and other transaction fees and costs from MS&Co. incurred during such month, as shown on the Statements of Income and Expenses as expense reimbursements, based on the beginning of the month Members’ capital allocation percentage of DWSS in the Trading Company.

Administrative Fee – The Trading Company accrues and pays Ceres a monthly fee to cover administrative and operating expenses (the “Administrative Fee”). The monthly Administrative Fee is equal to 1/12 of 0.35% (a 0.35% annual rate) of the beginning of the month Members’ Capital of Members being allocated the fee.

Effective May 1, 2011, there are no Administrative Fees allocated to Polaris and Polaris’ Members’ Capital is excluded from the determination of Administrative Fee.

There are no Administrative Fees allocated to DWSS and BHM Discretionary and their respective Members’ Capital is excluded from the determination of Administrative Fee.

Capital Contributions – Capital contributions by the Members may be made monthly pending Ceres’ approval. Such capital contributions will increase each contributing Member’s pro rata share of the Trading Company’s Members’ Capital.

Capital Withdrawals – Each Member may withdraw all or a portion of its capital as of the first day of each month at the final net asset value of the last day of the immediately preceding month. The request for withdrawal must be received in writing by the Trading Manager at least three business days prior to the end of such month. Such capital withdrawals will decrease each withdrawing Member’s pro rata share of the Trading Company’s Members’ Capital. Ceres may require the withdrawal of a capital account under certain circumstances, as defined in the operating agreement.

Distributions – Distributions, other than capital withdrawals, are made on a pro rata basis at the sole discretion of Ceres. No distributions have been made to date. Ceres does not intend to make any distributions of the Trading Company’s profits.

Income Taxes – No provision for income taxes has been made in the accompanying financial statements, as Members are individually responsible for reporting income or loss based upon their pro rata share of the Trading Company’s revenue and expenses for income tax purposes. The Trading Company files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Trading Company’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The Trading Company has concluded that there were no significant uncertain tax positions that would require recognition in the financial statements as of December 31, 2011 and 2010. If applicable, the Trading Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses. Generally, the 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities. No income tax returns are currently under examination.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Dissolution of the Trading Company – The Trading Company shall be dissolved upon the first of the following events to occur:

(1)	The sole determination of Ceres; or

(2)	The written consent of the Members holding not less than a majority interest in capital with or without cause; or

(3)	The occurrence of any other event that causes the dissolution of the limited liability company under the Act.

Statement of Cash Flows – The Trading Company is not required to provide a Statement of Cash Flows.

Other Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 for public entities. The Trading Company should also provide the disclosures retrospectively for all comparative periods presented. The Trading Company is currently evaluating the impact that the pronouncement would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. The Trading Company will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Trading Company’s financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

3.	Related Party Transactions

The Trading Company’s cash is on deposit with MSSB, MS&Co., and MSIP in futures interests trading accounts to meet margin requirements as needed. MSSB pays interest on these funds as described in Note 2. The Trading Company pays brokerage, clearing, and transaction fees to MS&Co. as described in Note 2. The Trading Company pays the administrative fee to Ceres as described in Note 2.

4.	Trading Advisor

Ceres retains Blenheim to make all trading decisions for the Trading Company.

Fees paid to Blenheim by the Trading Company consist of a management fee and an incentive fee as follows:

Management Fees – The Trading Company accrues and pays Blenheim a monthly management fee based on a percentage of Members’ Capital as described in the advisory agreement among the Trading Company, Ceres, and Blenheim.

Incentive Fee – The Trading Company pays Blenheim a quarterly incentive fee equal to 20% of the New Trading Profits earned by each Member. Such fee is accrued on a monthly basis, but is not payable until the end of each calendar quarter.

New Trading Profits represent the amount by which profits from Futures Interests trading exceed losses after management fees, brokerage fees and transaction costs, and administrative fees are deducted. When Blenheim experiences losses with respect to the Members’ Capital as of the end of a calendar quarter, Blenheim must recover such losses before it is eligible for an incentive fee in the future. Cumulative trading losses are reduced for capital withdrawn from the Trading Company.

There are no management fees allocated or incentive fees charged to DWSS and DWSS Members’ Capital is excluded from the determination of management fees.

5.	Financial Instruments

The Trading Advisor trades Futures Interests on behalf of the Trading Company. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated. Off-exchange-traded contracts are fair valued as discussed in Note 2.

The exchange-traded contracts are accounted for on a trade-date basis and fair-valued on a daily basis. The off-exchange-traded contracts are fair valued on a monthly basis.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

The Trading Company’s contracts are accounted for on a trade-date basis. A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:

(1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;

(2)	Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

(3)	Terms that require or permit net settlement.

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts at December 31, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Year	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
2011	(6,754,853)	(5,365,545)	(12,120,399)	Dec. 2015	Sep. 2012
2010	18,185,249	215,127	18,400,376	Dec. 2013	Nov. 2011

6.	Investment Risk

The Members’ investments in the Trading Company expose the Members to various types of risks that are associated with Futures Interests trading and markets in which the Trading Company invests. The significant types of financial risks which the Trading Company is exposed to are market risk, liquidity risk, and counterparty credit risk.

The rapid fluctuations in the market prices of Futures Interests and changes in interest rates in which the Trading Company invests make the Members’ investments volatile. If Blenheim incorrectly predicts the direction of prices in the Futures Interests and changes in interest rates in which it invests, large losses may occur.

Illiquidity in the markets in which the Trading Company invests may cause less favorable trade prices. Although Blenheim will generally purchase and sell actively traded contracts where last trade price information and quoted prices are readily available, the prices at which a sale or purchase occur may differ from the prices expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities.

The credit risk on Futures Interests arises from the potential inability of counterparties to perform under the terms of the contracts. The Trading Company has credit risk because MSSB, MS&Co., MSIP, and/or MSCG act as the commodity brokers and/or the counterparties with respect to most of the Trading Company’s assets. The Trading Company’s exposure to credit risk associated with counterparty nonperformance is typically limited to the cash deposits with, or other form of collateral held by, the counterparty. The Trading Company’s assets deposited with MSSB, MS&Co. or its affiliates are segregated or secured in accordance with the Commodity Exchange Act and the

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

regulations of the CFTC and are expected to be largely held in non-interest bearing bank accounts at a U.S. bank or banks, but may also be invested in any other instruments approved by the CFTC for investment of customer funds. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. With respect to the Trading Company’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Trading Company is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Company accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. The Trading Company had total cash and unrealized on exchange-traded contracts with MS&Co. and MSIP, each acting as a commodity broker for the Trading Company’s trading of Futures Interests, totaling $463,934,026 and $178,427,978 at December 31, 2011 and 2010, respectively. With respect to those off-exchange-traded forward currency contracts, the Trading Company is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Trading Company is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Trading Company has a netting agreement with each counterparty. These agreements, which seek to reduce both the Trading Company’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Trading Company’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

7.	Derivatives and Hedging

The Trading Company’s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisor for the Trading Company will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategy. As such, the average number of contracts outstanding in absolute quantity (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

The following tables summarize the valuation of the Trading Company’s investments as of December 31, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011 and 2010:

December 31, 2011

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Loss	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	13,170,302	(27,415,375)	14,692,444	(6,055,301)	(5,607,930)	11,722
Equity	—	—	—	(11,703)	(11,703)	41
Foreign currency	28,585	(5,394,176)	669,975	(1,242,351)	(5,937,967)	984
Interest rate	61,069	(41,845)	—	(111,982)	(92,758)	2,514

Total	13,259,956	(32,851,396)	15,362,419	(7,421,337)	(11,650,358)

Unrealized currency loss					(470,041)

Total net unrealized loss on open contracts					(12,120,399)

Option Contracts at Fair Value		Average number of contracts outstanding for the year (absolute quantity)
	$
Options purchased	12,753,218	3,558
Options written	(15,280,523)	2,886

December 31, 2010

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	27,015,590	(4,293,660)	2,332,149	(6,699,370)	18,354,709	2,653
Equity	3,128	—	—	—	3,128	25
Foreign currency	380,069	(5,216)	—	(148,064)	226,789	446
Interest rate	206,346	(21,138)	697,388	(329,147)	553,449	1,112

Total	27,605,133	(4,320,014)	3,029,537	(7,176,581)	19,138,075

Unrealized currency loss					(737,699)

Total net unrealized gain on open contracts					18,400,376

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Option Contracts at Fair Value		Average number of contracts outstanding for the year (absolute quantity)
	$
Options purchased	6,144,949	1,791
Options written	(3,209,454)	1,275

The following tables summarize the net trading results of the Trading Company for the years ended December 31, 2011, 2010 and 2009, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the year ended December 31, 2011 included in Total Trading Results:

Type of Instrument	$
Commodity	(60,665,363)
Equity	(1,230,264)
Foreign currency	(13,835,307)
Interest rate	(25,112,528)
Unrealized currency gain	267,658

Total	(100,575,804)

Line Items on the Statements of Income and Expenses for the year ended December 31, 2011:

Trading Results	$
Net Realized	(66,726,055)
Net change in unrealized	(33,849,749)

Total Trading Results	(100,575,804)

The Effect of Trading Activities on the Statements of Income and Expenses for the year ended December 31, 2010 included in Total Trading Results:

Type of Instrument	$
Commodity	38,142,459
Equity	464,096
Foreign currency	1,965,064
Interest rate	(5,269,047)
Unrealized currency loss	(1,215,213)

Total	34,087,359

Line Items on the Statements of Income and Expenses for the year ended December 31, 2010:

Trading Results	$
Net Realized	25,108,664
Net change in unrealized	8,978,695

Total Trading Results	34,087,359

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

The Effect of Trading Activities on the Statements of Income and Expenses for the year ended December 31, 2009 included in Total Trading Results:

Type of Instrument	$
Commodity	39,508,583
Foreign currency	(336,641)
Equity	834,168
Interest rate	8,302,714
Unrealized currency gain	1,254,981

Total	49,563,805

Line Items on the Statements of Income and Expenses for the year ended December 31, 2009:

Trading Results	$
Net Realized	44,801,226
Net change in unrealized	4,762,579

Total Trading Results	49,563,805

8.	Fair Value Measurements and Disclosures

Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 – unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates and credit risk); and Level 3 – unobservable inputs for the asset or liability (including the Trading Company’s own assumptions used in determining the fair value of investments).

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Trading Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

The Trading Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	28,622,375	—	n/a	28,622,375
Options Purchased	12,753,218	—	n/a	12,753,218

Total Assets	41,375,593	—	n/a	41,375,593

Liabilities
Futures	34,907,188	—	n/a	34,907,188
Forwards	—	5,365,545	n/a	5,365,545
Options Written	15,280,523	—	n/a	15,280,523

Total Liabilities	50,187,711	5,365,545	n/a	55,553,256

Unrealized currency loss				(470,041)

* Net fair value	(8,812,118)	(5,365,545)	n/a	(14,647,704)

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	30,296,863	—	n/a	30,296,863
Forwards	—	337,807	n/a	337,807
Options Purchased	6,144,949	—	n/a	6,144,949

Total Assets	36,441,812	337,807	n/a	36,779,619

Liabilities
Futures	11,373,915	—	n/a	11,373,915
Forwards	—	122,680	n/a	122,680
Options Written	3,209,454	—	n/a	3,209,454

Total Liabilities	14,583,369	122,680	n/a	14,706,049

Unrealized currency loss				(737,699)

*Net fair value	21,858,443	215,127	n/a	21,335,871

*	This amount comprises of the “Total net unrealized gain/(loss) on open contracts” and options purchased and options written on the Statements of Financial Condition.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

9.	Financial Highlights

The following ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the non-managing Members’ share of income, expenses and average net assets.

	For the Years Ended December 31,
	2011	2010	2009
RATIOS TO AVERAGE MEMBERS’ CAPITAL:(1)
Net Investment Loss	(1.79)%	(3.10)%	(1.89)%
Expenses before Incentive Fees	1.71%	0.96%	0.64%
Expenses after Incentive Fees	1.77%	3.09%	1.91%
Net Income (Loss)	(27.14)%	21.81%	34.79%
TOTAL RETURN BEFORE INCENTIVE FEES	(18.96)%	23.09%	41.99%
TOTAL RETURN AFTER INCENTIVE FEES	(19.15)%	20.96%	40.35%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

10.	Subsequent Events

Management performed its evaluation of subsequent events through March 23, 2012, and has determined that there were no subsequent events requiring adjustments or disclosure in the financial statements.

    Selected unaudited quarterly financial data for the Trading Company for the years ended December 31, 2011 and 2010 is summarized below:

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 30, 2011
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(16,142,815)	$(59,970,684)	$(29,458,949)	$4,055,227

Net income (loss)	$(17,866,758)	$(61,838,424)	$(30,966,808)	$3,006,593

	For the period from October 1, 2010 to December 31, 2010	For the period from July 1, 2010 to September 30, 2010	For the period from April 1, 2010 to June 30, 2010	For the period from January 1, 2010 to March 31, 2010
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$30,459,116	$21,021,361	$(13,022,159)	$(4,789,132)

Net income (loss)	$27,460,545	$20,565,418	$(13,199,196)	$(4,977,422)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, at the time this annual report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. Ceres has concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes during the period covered by this annual report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers, directors or employees and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Brian Centner (Chief Financial Officer, Principal Accounting Officer), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Ian Bernstein (Director), Harry Handler (Director), Patrick T. Egan (Director) and Alper Daglioglu (Director). Each director of the General Partner holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Walter Davis, age 47, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Brian Centner, age 34, has been the Chief Financial Officer, Principal Accounting Officer and a principal of the General Partner since September 2011. Since July 2009, Mr. Centner has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of accounting and financial and regulatory reporting of the General Partner’s managed futures funds. From February 2003 through July 2009, Mr. Centner was employed by Citi Alternative Investments (“CAI”), a division of Citigroup, a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Senior Vice President responsible for the accounting and financial and regulatory reporting of CAI’s managed futures funds. From June 2002 through February 2003, Mr. Centner was employed by KPMG LLP, a U.S. audit, tax and advisory services firm, as a Senior Associate within the Investment Management division, where his responsibilities included performing audits and attestation services for financial services firms. From September 2000 through June 2002, Mr. Centner was employed by Arthur Andersen LLP, a U.S. audit, tax and advisory services firm, where he served in the Financial Services division and his responsibilities included performing audits and attestation services for financial services firms. Mr. Centner earned his Bachelor of Science degree in Accounting in May 2000 from Binghamton University and his Master of Business Administration degree in May 2011 from New York University’s Leonard N. Stern School of Business. Mr. Centner is a Certified Public Accountant.

Colbert Narcisse, age 45, has been a Director of the General Partner since December 2011 and listed as a principal since February 2012. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 46, has been a Director and a principal of the General Partner since December 2010. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. Mr. Ketterer served in the same capacity with Demeter as he does with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and Head of the U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Ian Bernstein, age 49, has been a Director of the General Partner and listed as a principal of the General Partner since December 2010. From June 2009 through the present, Mr. Bernstein has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director of Capital Markets, with oversight of risk and infrastructure, joint venture negotiations and integration. From April 2007 through the present, Mr. Bernstein has been employed by MS & Co., a financial services firm, where his responsibilities include serving as Managing Director of the Capital Markets group, the head of the Global Wealth Management group, and serving as market risk manager. From October 1984 through April 2007, Mr. Bernstein was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Repo trader, manager of the Repo trading desk, and Chief Operating Officer for fixed income. Mr. Bernstein also served as Managing Director of Morgan Stanley DW Inc. from March 2004 through April 2007. Mr. Bernstein earned his Bachelor of Arts in May 1980 from the University of Buckingham and his Master of Business Administration in May 1988 from New York University’s Leonard N. Stern School of Business.

Harry Handler, age 53, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter, a commodity pool operator, from May 2005 until Demeter’s combination with the General Partner in December 2010, and was an NFA associate member and associated person of Demeter from April 2006 through December 2010. From September 2002 through the present, Mr. Handler has been employed by Morgan Stanley Smith Barney, a financial services firm, as Executive Director in the Global Wealth Management Group, serving as Chief Operating Officer in the Capital Markets Division, where he is responsible for Equity/Options Trading and Securities Lending. Mr. Handler also serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. Mr. Handler has been an NFA associate member and associated person of Morgan Stanley Smith Barney since June 2009 through the present. He was an NFA associate member and associated person of MS & Co. from April 2007 through June 2009. From February 1987 through September 2002, Mr. Handler was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products such as Unit Trusts, Managed Futures and Annuities. From July 1982 to January 1987, Mr. Handler was employed by Morgan Stanley DW Inc., a financial services firm, where he managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley. Mr. Handler was an associated person of Morgan Stanley DW Inc. from February 1984 through April 2007 and an NFA associate member of Morgan Stanley DW Inc. from August 1985 through April 2007. From March 1980 through June 1982, Mr. Handler was employed by Mocatta Metals, a precious metals trading firm and futures broker, where he served as Assistant to the Chairman and worked on the Futures Order Entry Desk and the Commodity Exchange Trading Floor. Additional responsibilities for Mocatta Metals included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree and a double major in History and Political Science in December 1979.

Patrick T. Egan, age 42, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. Since June 2009, Mr. Egan has been employed by Morgan Stanley Smith Barney, where his responsibilities include serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 34, has been a Director, and listed as a principal, of the General Partner since December 2010. From December 2010 through the present, Alper Daglioglu is employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2011 were timely and correctly made.

Code of Ethics

The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Ceres. The President, Chief Financial Officer, and each member of the Board of Directors of Ceres are employees of Morgan Stanley or MSSB and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www. morganstanley.com/ individual/ ourcommitment/codeofconduct.html.

The Audit Committee

The Partnership is operated by its general partner, Ceres, and has no audit committee.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. Administrative fees of $2,211,123 were earned by the General Partner for the year ended December 31, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 29, 2012, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2011:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner, Class Z unit equivalents	General Partner	3,322.258	1.0%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

(a) Transactions with related persons. None

(b) Review, approval or ratification of transactions with related persons. Not applicable

(c) Promoters and certain control persons. MSSB and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under “Item 1. Business.” “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloittle”) for the years ended December 31, 2011 and 2010.

Deloitte
2011	$47,500
2010	$25,000

(2) Audit-Related Fees. None

(3) Tax Fees. In the last two fiscal years, Deloitte did not provide any professional services for tax compliance, tax advice or tax planning. The aggregate fees billed for each of the last two fiscal years for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax advice given in the preparation of the Partnership’s Schedules K-1, the preparation of the Partnership’s Form 1065 and preparation of all State Tax Returns were:

2011	$20,000
2010	$19,980

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2011 and 2010.

Statements of Income and Expenses for the year ended December 31, 2011 and for the period from November 1, 2010 (commencement of trading operations) through December 31, 2010.

Statements of Changes in Partners’ Capital for the year ended December 31, 2011 and for the period from November 1, 2010 (commencement of trading operations) through December 31, 2010.

Notes to Financial Statements.

(2)	Exhibits

	Exhibit No.	Description

	3.1	Certificate of Limited Partnership of BHM Discretionary Futures Fund L.P., dated August 23, 2010.†

	3.2	Limited Partnership Agreement of BHM Discretionary Futures Fund L.P., dated August 23, 2010.†

	10.1	Operating Agreement for Morgan Stanley Smith Barney Managed Futures BHM I, LLC, dated March 26, 2007.†

	10.2	Advisory Agreement among Morgan Stanley Smith Barney Managed Futures BHM I, LLC, Demeter Management LLC and Blenheim Capital Management, L.L.C., dated May 15, 2007.[1]†

	10.3	Form of Subscription and Exchange Agreement and Power of Attorney†

	10.4	Foreign Exchange and Options Master Agreement by and among MS & Co., the Trading Companies listed on Exhibit I thereto, and Demeter Management Corporation, dated as of November 28, 2007.†

	10.5	Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.†

	10.6	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.†

	31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase

101.DEF^	XBRL Taxonomy Extension Definition Linkbase

101.LAB^	XBRL Taxonomy Extension Label Linkbase

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase

[1]	On January 14, 2009, the SEC granted confidential treatment with respect to the omitted portions of this exhibit.
†	Incorporated herein by reference from the Registrant’s Form 10 filed on February 25, 2011.
*	Incorporated herein by reference from the Registrant’s Amendment No.1 to Form 10 filed on April 21, 2011.
^	Submitted electronically herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BHM DISCRETIONARY FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President & Director
Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Colbert Narcisse
Walter Davis	Colbert Narcisse
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012

/s/ Brian Centner	/s/ Douglas J. Ketterer
Brian Centner	Douglas J. Ketterer
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012

/s/ Patrick T. Egan	/s/ Alper Daglioglu
Patrick T. Egan	Alper Daglioglu
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012

/s/ Ian Bernstein	/s/ Harry Handler
Ian Bernstein	Harry Handler
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 30, 2012	Date: March 30, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.