Form 10-K/A
period 2011-12-31
BHM Discretionary Futures Fund L.P.
filed 2012-04-12
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) of BHM Discretionary Futures Fund L.P., as filed with the Securities and Exchange Commission on March 30, 2012, is to include management’s annual report on internal control over financial reporting (“Management’s Report”), in accordance with Item 308 of Regulation S-K. Management’s Report was not furnished with the Form 10-K previously and no other changes have been made to the Form 10-K.

This Amendment No. 1 to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date of the Form 10-K and does not modify or update in any way disclosures made in the Form 10-K as originally filed.

Management’s Report on Internal Control Over

Financial Reporting

The management of BHM Discretionary Futures Fund L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

(iii) provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of BHM Discretionary Futures Fund L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2011 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, BHM Discretionary Futures Fund L.P.	Brian Centner Chief Financial Officer Ceres Managed Futures LLC General Partner, BHM Discretionary Futures Fund L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

BHM DISCRETIONARY FUTURES FUND L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President & Director
Date: April 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Colbert Narcisse
Walter Davis	Colbert Narcisse
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: April 12, 2012	Date: April 12, 2012

/s/ Brian Centner	/s/ Douglas J. Ketterer
Brian Centner	Douglas J. Ketterer
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC
Date: April 12, 2012	Date: April 12, 2012

/s/ Patrick T. Egan	/s/ Alper Daglioglu
Patrick T. Egan	Alper Daglioglu
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: April 12, 2012	Date: April 12, 2012

/s/ Ian Bernstein	/s/ Harry Handler
Ian Bernstein	Harry Handler
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: April 12, 2012	Date: April 12, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.