Form 10-Q
period 2012-03-31
BHM Discretionary Futures Fund L.P.
filed 2012-05-15
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

522 Fifth Avenue -14th Floor

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

PART I

Item 1. Financial Statements

BHM Discretionary Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Investment in Trading Company, at fair value	$302,816,640	$270,589,333

Total assets	$302,816,640	$270,589,333

Liabilities and Partners’ Capital
Liabilities:
Redemptions payable	$4,744,326	$4,181,653

Total liabilities	4,744,326	4,181,653

Partners’ Capital:
General Partner, Class A, (0 units equivalents outstanding at March 31, 2012 and December 31, 2011)	—	—
General Partner, Class D, (0 units equivalents outstanding at March 31, 2012 and December 31, 2011)	—	—
General Partner, Class Z, (3,444.412 and 3,322.258 units equivalents outstanding at March 31, 2012 and December 31, 2011, respectively)	2,905,603	2,719,733
Limited Partner, Class A, (328,739.438 and 297,148.967 units outstanding at March 31, 2012 and December 31, 2011, respectively)	279,491,159	246,995,994
Limited Partner, Class D, (17,289.182 and 20,469.784 units outstanding at March 31, 2012 and December 31, 2011, respectively)	13,610,647	15,667,296
Limited Partner, Class Z, (2,447.802 and 1,251.675 units outstanding at March 31, 2012 and December 31, 2011, respectively)	2,064,905	1,024,657

Total Partners’ Capital	298,072,314	266,407,680

Total liabilities and Partners’ Capital	$302,816,640	$270,589,333

Net asset value per units:
Class A	$850.19	$831.22

Class D	$787.24	$765.39

Class Z	$843.57	$818.64

The accompanying notes are integral part of these financial statements.

BHM Discretionary Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Investment income:
Interest income allocated from Trading Company	$(8,212)	$383

Expenses:
Expenses allocated from Trading Company	1,685,219	548,614
Ongoing placement agent fees	2,099,587	708,119
Administrative fees	742,087	244,990
Other	79,152	61,247

Total expenses	4,606,045	1,562,970

Net investment income (loss)	(4,614,257)	(1,562,587)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	6,975,872	8,002,590
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	3,807,526	(7,924,007)

Total trading results allocated from Trading Company	10,783,398	78,583

Net income (loss)	$6,169,141	$(1,484,004)

Net income (loss) allocation from Trading Company
Class A	$5,609,893	$(1,372,982)

Class D	$445,980	$(111,022)

Class Z	$113,268	$0

Net asset value per redeemable unit
Class A	$850.19	$1,087.16

Class D	$787.24	$983.71

Class Z	$843.57	$0

Net income (loss) per redeemable unit*
Class A	$18.97	$9.00

Class D	$21.85	$(16.29)

Class Z	$24.93	$0

Weighted average units outstanding
Class A	322,057.041	84,197.378

Class D	20,690.126	7,127.494

Class Z	5,472.507	0

*	Based on change in net asset value per redeemable unit.

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2011	$246,995,994	297,148.967	$15,667,296	20,469.784	$3,744,390	4,573.933	$266,407,680	322,192.684
Subscriptions — Limited Partners	32,342,376	37,909.356	271,571	343.355	1,012,850	1,196.127	33,626,797	39,448.838
Subscriptions — General Partner	—	—	—	—	100,000	122.154	100,000	122.154
Net income (loss)	5,609,893	—	445,980	—	113,268	—	6,169,141	—
Redemptions — Limited Partners	(5,457,104)	(6,318.885)	(2,774,200)	(3,523.957)	—	—	(8,231,304)	(9,842.842)

Partners’ Capital at March 31, 2012	$279,491,159	328,739.438	$13,610,647	17,289.182	$4,970,508	5,892.214	$298,072,314	351,920.834

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2010	$57,300,554	53,051.293	$—	—	$57,300,554	53,051.293
Subscriptions — Limited Partners	77,371,910	69,483.735	7,127,494	7,127.494	84,499,404	76,611.229
Subscriptions — General Partner	800,000	718.509	—	—	800,000	718.509
Net income (loss)	(1,372,982)	—	(111,022)	—	(1,484,004)	—
Redemptions — Limited Partners	(5,375,996)	(4,849.658)	—	—	(5,375,996)	(4,849.658)

Partners’ Capital at March 31, 2011	$128,723,486	118,403.879	$7,016,472	7,127.494	$135,739,958	125,531.373

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

In 2009 Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of Morgan Stanley & Co. Incorporated including Demeter Management LLC (“Demeter”), the former general partner of the Partnership and the Smith Barney division of Citigroup Global Markets Inc., into a new joint venture, Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). As part of that transaction, Ceres Managed Futures LLC (“Ceres”) and Demeter were contributed to Morgan Stanley Smith Barney LLC (“MSSB” or the “Placement Agent”), and each became a wholly-owned subsidiary of MSSBH. MSSB is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup, Inc.

Effective December 1, 2010, Demeter and Ceres were merged into a single commodity pool operator, Ceres (the “General Partner”). Ceres will continue to be wholly-owned by MSSBH and will act as the general partner for the Partnership.

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

At March 31, 2012, the Partnership owned approximately 63.1% of the Trading Company. At December 31, 2011, the Partnership owned approximately 59.4% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2012 and December 31, 2011, and the results of its operations for the three months ended March 31, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Members’ Capital for the three months ended March 31, 2012 and 2011 are presented below:

BHM I, LLC

Statements of Financial Condition

	(Unaudited) March 31, 2012	December 31, 2011
Assets:
Equity in trading account:
Unrestricted cash	$445,897,257	$431,008,463
Restricted cash	40,990,157	39,680,416

Total cash	486,887,414	470,688,879

Net unrealized gain (loss) on open contracts (MS&Co.)	(6,947,398)	(2,733,968)
Net unrealized gain (loss) on open contracts (MSIP)	1,216,507	(9,386,431)

Total net unrealized gain (loss) on open contracts	(5,730,891)	(12,120,399)

Options purchased, (premiums paid $12,160,241 and $10,429,207, respectively)	7,404,529	12,753,218

Total trading equity	488,561,052	471,321,698
Expense reimbursements	19,288	15,406
Interest receivable (MSSB)	3,245	—

Total assets	$488,583,585	$471,337,104

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $12,149,808 and $11,823,204, respectively)	$7,885,030	$15,280,523
Accrued management fees	661,245	592,596
Interest payable (MSSB)	—	7,910
Accrued administrative fees	1,921	1,947

Total liabilities	8,548,196	15,882,976

Members’ Capital:
Non-Managing Members	480,035,389	455,454,128

Total members’ capital	480,035,389	455,454,128

Total liabilities and members’ capital	$488,583,585	$471,337,104

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

March 31, 2012

(Unaudited)

	Fair Value	% of Members Capital
Futures and Forward Contracts Purchased
Commidity	$562,818	0.12%
Equity	519,228	0.11
Foreign currency	(2,892,264)	(0.60)

Total futures and forward contracts purchased	(1,810,218)	(0.37)

Futures and Forward Contracts Sold
Commodity	(4,213,293)	(0.88)
Foreign currency	(235,264)	(0.05)
Interest rate	1,173,667	0.24

Total futures and forward contracts sold	(3,274,890)	(0.69)

Unrealized currency loss	(645,783)	(0.13)

Net fair value	$(5,730,891)	(1.19)%

Options Contracts
Options purchased on Futures Contracts	$7,404,529	1.54%
Options written on Futures Contracts	$(7,885,030)	(1.64)%

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

December 31, 2011

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$(14,245,073)	(3.13)%
Foreign currency	(5,365,591)	(1.17)
Interest rate	19,224	0.00 *

Total futures and forward contracts purchased	(19,591,440)	(4.30)

Futures and Forward Contracts Sold
Commodity	8,637,143	1.89
Equity	(11,703)	0.00 *
Foreign currency	(572,376)	(0.13)
Interest rate	(111,982)	(0.02)

Total futures and forward contracts sold	7,941,082	1.74

Unrealized currency loss	(470,041)	(0.10)

Net fair value	$(12,120,399)	(2.66)%

Options Contracts
Options purchased on Futures Contracts	$12,753,218	2.80%
Options written on Futures Contracts	$(15,280,523)	(3.36)%

*	Due to rounding.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

BHM I, LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Investment income:
Interest income (MSSB)	$(10,662)	$649

Expenses:
Management fees	1,899,080	804,979
Brokerage, clearing and transaction fees	333,593	158,189
Administrative fees	5,778	55,420
Incentive fees	—	245,858

Total expenses	2,238,451	1,264,446
Expense reimbursements	(69,216)	(57,623)

Net expenses	2,169,235	1,206,823

Net investment loss	(2,179,897)	(1,206,174)

Trading results
Trading profit (loss):
Realized	11,118,750	23,799,553
Net change in unrealized	7,031,882	(19,586,786)

Total trading results	$18,150,632	$4,212,767

Net income (loss)	$15,970,735	$3,006,593

Net income (loss) allocation
Non-managing members	$15,970,735	$3,006,593

	Managing Member	Non-Managing Members	Total
Members’ Capital, December 31, 2011	$—	$455,454,128	$455,454,128
Capital contributions	—	23,137,340	23,137,340
Net loss	—	15,970,735	15,970,735
Capital withdrawals	—	(14,526,814)	(14,526,814)

Members’ Capital, March 31, 2012	$—	$480,035,389	$480,035,389

Members’ Capital, December 31, 2010	—	$208,652,878	$208,652,878
Capital contributions	—	81,583,299	81,583,299
Net income	—	3,006,593	3,006,593
Capital withdrawals	—	(4,261,891)	(4,261,891)

Members’ Capital, March 31, 2011	$—	$288,980,879	$288,980,879

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per redeemable unit for each Class for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011		For the period February 1, 2011 (commencement of offering) to March 31, 2011
	Class A	Class D	Class Z	Class A		Class D
Net realized and unrealized gains (losses) *	$25.63	$27.99	$31.51	$20.72		$(12.36)
Net investment income (loss) **	(6.66)	(6.14)	(6.58)	(11.72)		(3.93)

Increase (decrease) for the period	18.97	21.85	24.93	9.00		(16.29)
Net asset value per Unit, beginning of period	831.22	765.39	818.64	1,078.16		1,000.00

Net asset value per Unit, end of period	$850.19	$787.24	$843.57	$1,087.16		$983.71

Redemption/subscription value per Unit, end of period	$850.19	$787.24	$843.57	$1,087.64	***	$984.28 ***

*	Includes brokerage fees.

**	Excludes brokerage fees.

***	GAAP net asset value per unit adjusted for the remaining accrued liability for reimbursement of organizational costs (Note 3).

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011	For the period February 1, 2011 (commencement of offering) to March 31, 2011
	Class A	Class D	Class Z	Class A****	Class D****
Ratios to average net assets:*****
Net investment income (loss)	(6.6)%	(4.4)%	(4.2)%	(7.4)%	(4.4)%
Incentive fees allocated from the Trading company	—%	—%	—%	—%	—%

Net investment loss before incentive fees******	(6.6)%	(4.4)%	(4.2)%	(7.4)%	(4.4)%

Operating expense	6.6%	4.4%	4.2%	7.4%	4.4%
Incentive fees	—%	—%	—%	—%	—%

Total expenses	6.6%	4.4%	4.2%	7.4%	4.4%

Total return:
Total return before incentive fees	2.3%	2.9%	3.1%	0.8%	(1.6)%
Incentive fees	—%	—%	—%	—%	—%

Total return after incentive fees	2.3%	2.9%	3.1%	0.8%	(1.6)%

**** The ratios are shown net and gross of incentive fees to conform to current period presention.

*****	Annualized (other than incentive fees).

******	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

Financial Highlights of the Trading Company:

	For the Three Months Ended March 31,
	2012	2011
Ratios to average Members’ Capital: (1)
Net investment loss(2)	(1.83)%	(1.64)%
Expenses before incentive fees(2)	1.82%	1.54%
Expenses after incentive fees(2)	1.82%	1.64%
Net income (loss)	3.33%	1.73%
Total return before incentive fees	3.46%	2.12%
Total return after incentive fees	3.46%	2.33%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.

3. Organizational Costs:

Organizational costs of $96,931 relating to the issuance and marketing of the Partnership’s Units offered were initially paid by MS&Co. These costs were recorded as due to MS&Co. in its 2010 Statement of Financial Condition. These costs were reimbursed to MS&Co. by the Partnership in twelve monthly installments.

As of March 31, 2012, all of these costs have been reimbursed to MS&Co by the Partnership.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

4. Trading Activities:

The Partnership’s pro rata share of the results of the Trading Company’s trading activities are shown in the Statement of Income and Expenses.

The Partnership and Trading Company in the normal course of business, enter into various contracts with MSSB, MS&Co., and MSIP acting as their commodity brokers. The brokerage agreements with MSSB, MS&Co., give the Partnership and the Trading Company, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Trading Company nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on its Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet”, have been met.

The following tables summarize the valuation of the Trading Company’s investments as of March 31, 2012 and December 31, 2011, respectively.

March 31, 2012

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for three months (absolute quantity)
Commodity	$14,097,307	$(13,534,489)	$4,398,471	$(8,611,764)	$(3,650,475)	17,289
Equity	519,228	—	—	—	519,228	156
Foreign currency	934,960	(3,827,224)	74,330	(309,594)	(3,127,528)	1,736
Interest rate	274,250	(274,250)	1,335,030	(161,363)	1,173,667	1,973

Total	$15,825,745	$(17,635,963)	$5,807,831	$(9,082,721)	$(5,085,108)

Unrealized currency loss					(645,783)

Total net unrealized loss on open contracts					$(5,730,891)*

			Average number of contracts outstanding for three months (absolute quantity)
Option Contracts at Fair Value
Options purchased	$7,404,529	**	5,629
Options written	$(7,885,030	)***	3,524

*	This amount is in “Net unrealized gain (loss) on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

December 31, 2011

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
Commodity	$13,170,302	$(27,415,375)	$14,692,444	$(6,055,301)	$(5,607,930)	11,722
Equity	—	—	—	(11,703)	(11,703)	41
Foreign currency	28,585	(5,394,176)	669,975	(1,242,351)	(5,937,967)	984
Interest rate	61,069	(41,845)	—	(111,982)	(92,758)	2,514

Total	$13,259,956	$(32,851,396)	$15,362,419	$(7,421,337)	$(11,650,358)

Unrealized currency loss					(470,041)

Total net unrealized gain on open contracts					$(12,120,399)*

Option Contracts at Fair Value			Average number of contracts outstanding for the year (absolute quantity)
Options purchased	$12,753,218	**	3,558
Options written	$(15,280,523	)***	2,886

*	This amount is in “Net unrealized gain on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2012 and 2011.

Sector	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
Commodity	$15,231,435		$5,084,378
Equity	2,415,152		27,274
Foreign currency	(1,154,985)		2,200,956
Interest rate	1,834,772		(3,102,555)
Unrealized currency loss	(175,742)		2,714

Total	$18,150,632	****	$4,212,767	****

****	This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses and Changes in Members’ Capital.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

Effective January 1, 2012, the Partnership adopted Accounting Standards update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards” (“IFRS”). The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the quarter ended March 31, 2012.

	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$302,816,640	$—	$302,816,640	$—

Net fair value	$302,816,640	$—	$302,816,640	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$270,589,333	$—	$270,589,333	$—

Net fair value	$270,589,333	$—	$270,589,333	$—

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

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

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, the Trading Company did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2012
Assets
Futures	$20,698,616	$—	n/a	$20,698,616
Forwards	—	934,960	n/a	934,960
Options purchased	7,404,529	—	n/a	7,404,529

Total assets	28,103,145	934,960	n/a	29,038,105

Liabilities
Futures	$22,891,459	$—	n/a	$22,891,459
Forwards	—	3,827,225		3,827,225
Options written	7,885,030	—		7,885,030

Total liabilities	30,776,489	3,827,225	n/a	34,603,714

Unrealized currency loss				$(645,783)

*Net fair value	$(2,673,344)	$(2,892,265)	n/a	$(6,211,392)

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

(Unaudited)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
Assets
Futures	$28,622,375	$—	n/a	$28,622,375
Options purchased	12,753,218	—	n/a	12,753,218

Total assets	41,375,593	—	n/a	41,375,593

Liabilities
Futures	$34,907,188	$—	n/a	$34,907,188
Forwards	—	5,365,545		5,365,545
Options written	15,280,523	—		15,280,523

Total liabilities	50,187,711	5,365,545	n/a	55,553,256

Unrealized currency loss				$(470,041)

*Net fair value	$(8,812,118)	$(5,365,545)	n/a	$(14,647,704)

*	This amount comprises of the net unrealized gain (loss) on open contracts, options purchased and options written on the Statement of Financial Condition.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

The risk to the limited partners that have purchased Units in the Partnership is limited to the amount of their share of the Partnership’s assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Trading Company’s business, these instruments may not be held to maturity.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

March 31, 2012

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended March 31, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2012 and December 31, 2011, the Trading Company did not hold any derivative instruments for which market quotations were not readily available, and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

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

March 31, 2012

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

Net Income (Loss) per Redeemable Unit. Net income (loss) per unit for each Class is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company and cash. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2012.

There are no known trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Trading Company and by expenses, interest income, subscriptions, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2012, Partnership capital increased 11.9% from $266,407,680 to $298,072,314. This increase was attributable by the subscriptions of 39,448.838 Units totaling $33,626,797 and 122.154 General Partner unit equivalents totaling $100,000, coupled with the net gain from operations of $6,169,141, which was partially offset by redemptions of 9,842.842 Units totaling $8,231,304. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.

The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2012, the Trading Company’s capital increased 5.4% from $455,454,128 to $480,035,389. This increase was attributable to the contributions of $23,137,340, coupled by the net gain from operations of $15,970,735, which was partially offset by withdrawals of $14,526,814. Future withdrawals can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangement at the present time.

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

Results of Operations

During the Partnership’s first quarter of 2012, the net asset value per Unit for Class A increased 2.3% from $831.22 to $850.19 as compared to an increase of 0.8% in the first quarter of 2011. During the Partnership’s first quarter of 2012, the net asset value per Unit for Class D increased 2.9% from $765.39 to $787.24 as compared to a decrease of 1.6% from February 1, 2011 to March 31, 2011. During the Partnership’s first quarter of 2012, the net asset value per Unit for Class Z increased 3.1% from $818.64 to $843.57 as compared to December 31, 2011. The Partnership, through its investment in the Trading Company, experienced a net trading gain in the first quarter of 2012 of $10,783,398. Gains were primarily attributable to the Trading Company’s trading in agricultural commodities, metals, global stock indices and interest rates and were partially offset by losses in currencies. The Partnership, for its own account, through its investment in the Trading Company, experienced a net trading gain in the first quarter of 2011 of $78,583. Gains were primarily attributable to the Trading Company’s trading in agricultural commodities, metals and currencies and were partially offset by losses in interest rates and energies.

The most significant gains were recorded within the metals complex in January from long futures positions in aluminum, tin, and palladium as the U.S. Federal Reserve announced it would keep U.S. borrowing costs low, thus weakening the value of the U.S. dollar and strengthening metals prices as investors sought “riskier” assets. Further gains were recorded from long futures positions in copper, while short positions in zinc put options were also profitable. Additional gains were recorded in February from long futures positions in aluminum, palladium, and platinum as a continued weakening U.S. dollar during the early part of the month pushed prices higher. Trading in global stock indices also benefited the Partnership during the quarter as long futures positions in the S&P 500 Index benefited from a strong price rally during February due to renewed optimism about the “health” of the U.S. economy. Further gains were recorded in global interest rate futures during March from short futures positions in the U.S. 30-year Treasury bonds and U.S. Treasury notes as prices declined as concerns over Greece’s debt continued to weigh on the markets. Trading in energies also benefited the Partnership as long futures positions in WTI crude oil recorded gains during January and February as concerns over Iranian nuclear ambitions and a potential future supply disruption from the Strait of Hormuz helped push prices higher. Additional gains in energies came from short futures positions in natural gas during February and March as the unseasonably warm end to the winter saw weaker demand for the commodity and thus forced prices lower. Lastly, trading in agricultural commodities recorded profits during February as long futures positions in soybeans benefited from supply shortages in South America.

A portion of the Partnership’s gains for the quarter was offset by losses incurred from currency trading. The Partnership incurred losses during March from currency trading as a long position in the Brazilian real was adversely impacted given concerns over earnings in China reduced demand for high-yielding currencies. Smaller losses were incurred in currencies from a long Euro versus U.S. dollar position as concerns over the broader European economy helped move the European currency lower.

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

Interest income allocated from the Trading Company for the three months ended March 31, 2012 decreased $8,595, as compared to the corresponding period in 2011. The decrease in interest income is due to lower U.S. Treasury bill rates during the three months ended March 31, 2012, as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates.

Placement agent fees are calculated on a monthly basis of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The placement agent and fees for the three months ended March 31, 2012 increased $1,391,468, as compared to the corresponding period in 2011. The increase in placement agent and fees is due to higher average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Administrative fees are calculated on a monthly basis of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. Administrative fees for the three months ended March 31, 2012 increased $497,097, as compared to the corresponding period in 2011. The increase in administrative fees in due to higher average net assets during the three months ended March 31, 2012, as compared to the corresponding period in 2011.

Management and incentive fees are borne by the Trading Company.

In allocating substantially all of the assets of the Partnership to the Trading Company, the General Partner considers the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time and allocate assets to additional advisors at any time.

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

The Limited Partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Companies’ market risk exposures and on an aggregate basis at March 31, 2012 and December 31, 2011.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on the Form 10-K filed with the SEC for the year ended December 31, 2011.

As of March 31, 2012, the Trading Company’s total capitalization was $480,035,389, and the Partnership owned approximately 63.1% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of March 31, 2012 was as follows:

March 31, 2012

			Three months ended March 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$31,110,541	6.48%	$37,860,223	$25,497,107	$31,621,999
Currency	11,561,208	2.41%	12,642,384	4,678,482	9,920,070
Equity	1,036,875	0.22%	3,650,000	100,000	1,836,646
Interest Rate	4,580,715	0.95%	6,131,189	182,760	2,679,754

Total	$48,289,339	10.06%

*	Average of month-end Values at Risk.

As of December 31, 2011, the Trading Company’s total capitalization was $455,454,128 and the Partnership owned approximately 59.4% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2011 was as follows:

December 31, 2011

			Twelve months ended December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$21,344,468	4.69%	$35,677,615	$10,694,579	$23,741,783
Currency	11,805,110	2.59%	11,968,638	37,598	2,182,917
Equity	135,000	0.03%	3,312,598	135,000	337,667
Interest Rate	354,263	0.08%	6,674,377	77,306	2,622,385

Total	$33,638,841	7.39%

*	Annual average month-end Values at Risk.

**	Due to rounding.

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

The General Partner’s CEO and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012 and, based on that evaluation, the General Partners CEO and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no additional information to supplement or amend the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2012, there were subscriptions of 37,909.356 Units of Class A totaling $32,342,376, 343.355 Units of Class D totaling $271,571, 1,196.127 Units of Class Z totaling $1,012,850 and 122.154 General Partner units of Class Z totaling $100,000. The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class D (a) Total Number of Units Purchased*	Class D (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 — January 31, 2012	1,488.549	$857.49	—	$791.01	N/A	N/A
February 1, 2012 — February 29, 2012	2,513.059	$879.63	—	$812.92	N/A	N/A
March 1, 2012 — March 31, 2012	2,317.277	$850.19	3,523.957	$787.24	N/A	N/A
	6,318.885	$863.62	3,523.957	$787.24	N/A	N/A

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 6.     Exhibits

Exhibits:

31.1 Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1 Section 1350 Certification (Certification of President and Director).

32.2 Section 1350 Certification (Certification of Chief Financial Officer).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 15, 2012

By:	/s/ Brian Centner
Brian Centner
Chief Financial Officer (Principal Accounting Officer)

Date: May 15, 2012