Form 10-Q
period 2012-06-30
BHM Discretionary Futures Fund L.P.
filed 2012-08-14
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

(855) 672-4468

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

PART I

Item 1. Financial Statements

BHM Discretionary Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2012	December 31, 2011
Assets:
Investment in Trading Company, at fair value	$284,202,042	$270,589,333

Total assets	$284,202,042	$270,589,333

Liabilities and Partners’ Capital
Liabilities:
Redemptions payable	$3,794,490	$4,181,653

Total liabilities	3,794,490	4,181,653

Partners’ Capital:
General Partner, Class A, (0 units equivalents outstanding at June 30, 2012 and December 31, 2011)	0	0
General Partner, Class D, (0 units equivalents outstanding at June 30, 2012 and December 31, 2011)	0	0
General Partner, Class Z, (3,625.305 and 3,322.258 units equivalents outstanding at June 30, 2012 and December 31, 2011, respectively)	2,807,581	2,719,733
Limited Partner, Class A, (344,162.742 and 297,148.967 units outstanding at June 30, 2012 and December 31, 2011, respectively)	266,557,873	246,995,994
Limited Partner, Class D, (11,862.487 and 20,469.784 units outstanding at June 30, 2012 and December 31, 2011, respectively)	8,556,771	15,667,296
Limited Partner, Class Z, (3,209.157 and 1,251.675 units outstanding at June 30, 2012 and December 31, 2011, respectively)	2,485,327	1,024,657

Total Partners’ Capital	280,407,552	266,407,680

Total liabilities and Partners’ Capital	$284,202,042	$270,589,333

Net asset value per units:
Class A	$774.51	$831.22

Class D	$721.33	$765.39

Class Z	$774.44	$818.64

The accompanying notes are integral part of these financial statements.

BHM Discretionary Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment income:
Interest income allocated from Trading Company	$(29,749)	$(6,785)	$(37,961)	(6,402)

Expenses:
Expenses allocated from Trading Company	1,653,275	1,258,103	3,338,494	1,806,717
Ongoing placement agent fees	2,159,481	1,640,462	4,259,068	2,348,581
Administrative fees	755,563	570,195	1,497,650	815,185
Other	64,223	91,497	143,375	152,744

Total expenses	4,632,542	3,560,257	9,238,587	5,123,227

Net investment income (loss)	(4,662,291)	(3,567,042)	(9,276,548)	(5,129,629)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	(19,945,743)	(7,823,198)	(12,969,871)	179,392
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	(3,119,372)	(10,116,658)	688,154	(18,040,665)

Total trading results allocated from Trading Company	(23,065,115)	(17,939,856)	(12,281,717)	(17,861,273)

Net income (loss)	$(27,727,406)	$(21,506,898)	$(21,558,265)	$(22,990,902)

Net income (loss) allocation from Trading Company
Class A	$(26,242,054)	$(20,337,550)	$(20,632,161)	$(21,710,532)

Class D	$(1,036,464)	$(1,169,348)	$(590,484)	$(1,280,370)

Class Z	$(448,888)	$0	$(335,620)	$0

Net asset value per unit
Class A	$774.51	$1,000.30	$774.51	$1,000.30

Class D	$721.33	$910.43	$721.33	$910.43

Class Z	$774.44	$0	$774.44	$0

Net income (loss) per unit*
Class A	$(75.68)	$(86.86)	$(56.71)	$(77.86)

Class D	$(65.91)	$(73.28)	$(44.06)	$(89.57)

Class Z	$(69.13)	$0	$(44.20)	$0

Weighted average units outstanding
Class A	346,203.663	199,082.359	334,130.352	141,639.869

Class D	15,602.148	12,689.009	18,146.137	10,464.403

Class Z	6,520.171	0	5,996.339	0

*	Based on change in net asset value per unit.

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2011	$246,995,994	297,148.967	$15,667,296	20,469.784	$3,744,390	4,573.933	$266,407,680	322,192.684
Subscriptions — Limited Partners	55,562,815	65,772.226	539,571	696.660	1,634,138	1,957.482	57,736,524	68,426.368
Subscriptions — General Partner	0	0	0	0	250,000	303.047	250,000	303.047
Net income (loss)	(20,632,161)	0	(590,484)	0	(335,620)	0	(21,558,265)	0
Redemptions — Limited Partners	(15,368,775)	(18,758.451)	(7,059,612)	(9,303.957)	0	0	(22,428,387)	(28,062.408)

Partners’ Capital at June 30, 2012	$266,557,873	344,162.742	$8,556,771	11,862.487	$5,292,908	6,834.462	$280,407,552	362,859.691

	Class A		Class D		Total
	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2010	$57,300,554	53,051.293	$0	0	$57,300,554	53,051.293
Subscriptions — Limited Partners	205,487,941	187,307.528	12,220,405	12,276.423	217,708,346	199,583.951
Subscriptions — General Partner	1,250,000	1,132.249	2,838,254	2,857.475	4,088,254	3,989.724
Net income (loss)	(21,710,532)	0	(1,280,370)	0	(22,990,902)	0
Redemptions — Limited Partners	(9,784,936)	(9,185.866)	0	0	(9,784,936)	(9,185.866)
Redemptions — General Partner	(1,863,254)	(1,695.038)	0	0	(1,863,254)	(1,695.038)

Partners’ Capital at June 30, 2011	$230,679,773	230,610.166	$13,778,289	15,133.898	$244,458,062	245,744.064

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

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

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner (the “General Partner” or “Ceres”). Demeter Management LLC (“Demeter”) previously served as the Partnership’s general partner. Demeter was merged into Ceres effective December 1, 2010. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). Morgan Stanley is the indirect majority owner of MSSBH and Citigroup Inc. is the indirect minority owner of MSSBH.

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

On February 1, 2011, the Units offered pursuant to the Limited Partnership Agreement were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. In addition, beginning on February 1, 2011, Class D Units were offered. Beginning August 1, 2011, Class Z units were offered to certain employees of Morgan Stanley Smith Barney LLC (“MSSB” or the “Placement Agent”) and its affiliates (and their family members). Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

The non-clearing broker for the Trading Company is MSSB. The clearing commodity brokers for the Trading Company are Morgan Stanley & Co. LLC (“MS&CO.”) and Morgan Stanley & Co. International plc (“MSIP”).

At June 30, 2012, the Partnership owned approximately 64.7% of the Trading Company. At December 31, 2011, the Partnership owned approximately 59.4% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2012 and December 31, 2011, and the results of its operations for the three and six months ended June 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Members’ Capital for the three and six months ended June 30, 2012 and 2011 are presented below:

BHM I, LLC

Statements of Financial Condition

	(Unaudited) June 30, 2012	December 31, 2011
Assets:
Equity in trading account:
Unrestricted cash	$424,411,157	$431,008,463
Restricted cash	26,328,278	39,680,416

Total cash	450,739,435	470,688,879

Net unrealized gain (loss) on open contracts (MS&Co.)	(10,307,852)	(2,733,968)
Net unrealized gain (loss) on open contracts (MSIP)	(933,557)	(9,386,431)

Total net unrealized gain (loss) on open contracts	(11,241,409)	(12,120,399)

Options purchased, (premiums paid $18,703,396 and $10,429,207, respectively)	14,541,709	12,753,218

Total trading equity	454,039,735	471,321,698
Expense reimbursements	17,442	15,406

Total assets	$454,057,177	$471,337,104

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $18,208,932 and $11,823,204, respectively)	$13,916,823	$15,280,523
Accrued management fees	607,365	592,596
Interest payable (MSSB)	15,132	7,910
Accrued administrative fees	1,848	1,947

Total liabilities	14,541,168	15,882,976

Members’ Capital:
Non-Managing Members	439,516,009	455,454,128

Total members’ capital	439,516,009	455,454,128

Total liabilities and members’ capital	$454,057,177	$471,337,104

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

June 30, 2012

(Unaudited)

	Fair Value	% of Members Capital
Futures and Forward Contracts Purchased
Commodity	$(2,509,563)	(0.57)%
Foreign currency	(5,000,517)	(1.14)

Total futures and forward contracts purchased	(7,510,080)	(1.71)

Futures and Forward Contracts Sold
Commodity	(1,749,424)	(0.40)
Equity	(220,850)	(0.05)
Foreign currency	(1,170,611)	(0.27)
Interest rate	(102,236)	(0.02)

Total futures and forward contracts sold	(3,243,121)	(0.74)

Unrealized currency loss	(488,208)	(0.11)

Net fair value	$(11,241,409)	(2.56)%

Options Contracts
Options purchased on Futures Contracts	$14,541,709	3.31%
Options written on Futures Contracts	$(13,916,823)	(3.17)%

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

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

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

BHM I, LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Investment income:
Interest income (MSSB)	$(37,706)	$(9,126)	$(48,368)	$(8,477)

Expenses:
Management fees	1,908,832	1,529,091	3,807,912	2,334,070
Brokerage, clearing and transaction fees	228,594	207,448	562,187	365,637
Administrative fees	5,813	22,583	11,591	78,003
Incentive fees	—	—	—	245,858

Total expenses	2,143,239	1,759,122	4,381,690	3,023,568
Expense reimbursements	(42,122)	(43,815)	(111,338)	(101,438)

Net expenses	2,101,117	1,715,307	4,270,352	2,922,130

Net investment loss	(2,138,823)	(1,724,433)	(4,318,720)	(2,930,607)

Trading results
Trading profit (loss):
Realized	(30,960,221)	(12,543,734)	(19,841,471)	11,255,819
Net change in unrealized	(4,889,162)	(16,698,641)	2,142,720	(36,285,427)

Total trading results	(35,849,383)	(29,242,375)	(17,698,751)	(25,029,608)

Net income (loss)	$(37,988,206)	$(30,966,808)	$(22,017,471)	$(27,960,215)

Net income (loss) allocation
Non-managing members	$(37,988,206)	$(30,966,808)	$(22,017,471)	$(27,960,215)

		Managing Member	Non-Managing Members	Total
Members’ Capital, December 31, 2011		$—	$455,454,128	$455,454,128
Capital contributions		—	32,583,978	32,583,978
Net loss		—	(22,017,471)	(22,017,471)
Capital withdrawals		—	(26,504,626)	(26,504,626)

Members’ Capital, June 30, 2012		$—	$439,516,009	$439,516,009

Members’ Capital, December 31, 2010		—	$208,652,878	$208,652,878
Capital contributions		—	243,902,714	243,902,714
Net loss		—	(27,960,215)	(27,960,215)
Capital withdrawals		—	(11,252,992)	(11,252,992)

Members’ Capital, June 30, 2011		$—	$413,342,385	$413,342,385

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per redeemable unit for each Class for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Class A	Class D	Class Z	Class A	Class D
Net realized and unrealized gains (losses) *	$(69.26)	$(59.95)	$(62.75)	$(77.71)	$(65.06)
Net investment income (loss) **	(6.42)	(5.96)	(6.38)	(9.15)	(8.22)

Increase (decrease) for the period	(75.68)	(65.91)	(69.13)	(86.86)	(73.28)
Net asset value per Unit, beginning of period	850.19	787.24	843.57	1,087.16	983.71

Net asset value per Unit, end of period	$774.51	$721.33	$774.44	$1,000.30	$910.43

Redemption/subscription value per Unit, end of period	$774.51	$721.33	$774.44	$1,000.43 ***	$910.61 ***

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011	For the period February 1, 2011 (commencement of operations) to June 30, 2011
	Class A	Class D	Class Z	Class A	Class D

Net realized and unrealized gains (losses) *	$(43.63)	$(31.96)	$(31.24)	$(56.99)	$(77.42)
Net investment income (loss) **	(13.08)	(12.10)	(12.96)	(20.87)	(12.15)

Increase (decrease) for the period	(56.71)	(44.06)	(44.20)	(77.86)	(89.57)
Net asset value per Unit, beginning of period	831.22	765.39	818.64	1,078.16	1,000.00

Net asset value per Unit, end of period	$774.51	$721.33	$774.44	$1,000.30	$910.43

Redemption/subscription value per Unit, end of period	$774.51	$721.33	$774.44	$1,000.43 ***	$910.61 ***

*	Includes brokerage fees.

**	Excludes brokerage fees.

***	GAAP net asset value per unit adjusted for the remaining accrued liability for reimbursement of organizational costs (Note 3).

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Class A	Class D	Class Z	Class A****	Class D****
Ratios to average net assets:*****
Net investment income (loss)	(6.6)%	(4.4)%	(3.7)%	(7.4)%	(4.4)%
Incentive fees allocated from the Trading company	—%	—%	—%	—%	—%

Net investment loss before incentive fees******	(6.6)%	(4.4)%	(3.7)%	(7.4)%	(4.4)%

Operating expense	6.5%	4.4%	3.6%	7.4%	4.4%
Incentive fees	—%	—%	—%	—%	—%

Total expenses	6.5%	4.4%	3.6%	7.4%	4.4%

Total return:
Total return before incentive fees	(8.9)%	(8.4)%	(8.2)%	(8.0)%	(7.5)%
Incentive fees	—%	—%	—%	—%	—%

Total return after incentive fees	(8.9)%	(8.4)%	(8.2)%	(8.0)%	(7.5)%

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011	For the period February 1, 2011 (commencement of operations) to June 30, 2011
	Class A	Class D	Class Z	Class A****	Class D****
Ratios to average net assets:*****
Net investment income (loss)	(6.6)%	(4.4)%	(4.2)%	(7.4)%	(4.0)%
Incentive fees allocated from the Trading company	—%	—%	—%	—%	—%

Net investment income (loss) before incentive fees ******	(6.6)%	(4.4)%	(4.2)%	(7.4)%	(4.0)%

Operating expenses	6.6%	4.4%	4.1%	7.4%	4.0%
Incentive fees	—%	—%	—%	—%	—%

Total expenses	6.6%	4.4%	4.1%	7.4%	4.0%

Total return:
Total return before incentive fees	(6.8)%	(5.8)%	(5.4)%	(7.2)%	(9.1)%
Incentive fees	—%	—%	—%	—%	—%

Total return after incentive fees	(6.8)%	(5.8)%	(5.4)%	(7.2)%	(9.1)%

**** The ratios are shown net and gross of incentive fees to conform to current period presention.

*****	Annualized (other than incentive fees).

******	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

Financial Highlights of the Trading Company:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Ratios to average Members’ Capital: (1)
Net investment loss(2)	(1.84)	(1.77)	(1.83)	(1.76)
Expenses before incentive fees(2)	1.80	1.76	1.81	1.68
Expenses after incentive fees(2)	1.80	1.76	1.81	1.75
Net income (loss)	(8.11)	(7.92)	(4.65)	(8.69)
Total return before incentive fees	(7.87)	(6.90)	(4.68)	(4.92)
Total return after incentive fees	(7.87)	(6.87)	(4.68)	(4.70)

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.

3. Organizational Costs:

Organizational costs of $96,931 relating to the issuance and marketing of the Partnership’s Units offered were initially paid by MS&Co. These costs were recorded as due to MS&Co. in its 2010 Statement of Financial Condition. These costs were reimbursed to MS&Co. by the Partnership in twelve monthly installments.

As of June 30, 2012, all of these costs have been reimbursed to MS&Co by the Partnership.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

4. Trading Activities:

The Partnership’s pro rata share of the results of the Trading Company’s trading activities are shown in the Statement of Income and Expenses.

The Partnership and Trading Company in the normal course of business, enter into various contracts with MSSB, MS&Co., and MSIP acting as their commodity brokers. The brokerage agreements with MSSB, MS&Co., give the Partnership and the Trading Company, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Trading Company nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on its Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

The following tables summarize the valuation of the Trading Company’s investments as of June 30, 2012 and December 31, 2011, respectively.

June 30, 2012

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for six months (absolute quantity)
Commodity	$11,340,142	$(13,849,705)	$6,864,659	$(8,614,083)	$(4,258,987)	15,346
Equity	—	—	—	(220,850)	(220,850)	101
Foreign currency	934,960	(5,935,477)	—	(1,170,611)	(6,171,128)	2,047
Interest rate	—	—	90,406	(192,642)	(102,236)	2,034

Total	$12,275,102	$(19,785,182)	$6,955,065	$(10,198,186)	$(10,753,201)

Unrealized currency loss					(488,208)

Total net unrealized loss on open contracts					$(11,241,409)*

			Average number of contracts outstanding for three months (absolute quantity)
Option Contracts at Fair Value
Options purchased	$14,541,709	**	5,742
Options written	$(13,916,823	)***	3,442

*	This amount is in “Total net unrealized gain (loss) on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

December 31, 2011

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
Commodity	$13,170,302	$(27,415,375)	$14,692,444	$(6,055,301)	$(5,607,930)	11,722
Equity	—	—	—	(11,703)	(11,703)	41
Foreign currency	28,585	(5,394,176)	669,975	(1,242,351)	(5,937,967)	984
Interest rate	61,069	(41,845)	—	(111,982)	(92,758)	2,514

Total	$13,259,956	$(32,851,396)	$15,362,419	$(7,421,337)	$(11,650,358)

Unrealized currency loss					(470,041)

Total net unrealized loss on open contracts					$(12,120,399)*

Option Contracts at Fair Value			Average number of contracts outstanding for the year (absolute quantity)
Options purchased	$12,753,218	**	3,558
Options written	$(15,280,523	)***	2,886

*	This amount is in “Total net unrealized gain (loss) on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2012 and 2011.

Sector	For the Three Months Ended June 30, 2012		For the Six Months Ended June 30, 2012		For the Three Months Ended June 30, 2011		For the Six Months Ended June 30, 2011
Commodity	$(25,584,502)		$(10,353,067)		$(19,839,836)		$(14,755,458)
Equity	(1,023,976)		1,391,176		2,886,367		5,087,324
Foreign currency	(1,495,663)		(2,650,648)		623,332		650,606
Interest rate	(7,902,817)		(6,068,045)		(12,901,567)		(16,004,123)
Unrealized currency loss	157,575		(18,167)		(10,671)		(7,957)

Total	$(35,849,383	)****	$(17,698,751	)****	$(29,242,375	)****	$(25,029,608	)****

****	This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses and Changes in Members’ Capital.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

5. Fair Value Measurements:

Partnership’s Investments. The Partnership values its investment in the Trading Company at its net asset value per unit as calculated by the Trading Company. The Trading Company values its investments as described in Note 2 of the Partnership’s notes to the annual financial statements as of December 31, 2011.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”)”. The amendments within this ASU change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarify the Financial Accounting Standards Board’s (“FASB”) intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended June 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). There were no transfers of assets and liabilities between Level 1 and Level 2 during the quarter ended June 30, 2012.

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$284,202,042	$—	$284,202,042	$—

Net fair value	$284,202,042	$—	$284,202,042	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$270,589,333	$—	$270,589,333	$—

Net fair value	$270,589,333	$—	$270,589,333	$—

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

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

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2012 and December 31, 2011, the Trading Company did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2012
Assets
Futures	$18,295,207	$—	n/a	$18,295,207
Forwards	—	934,960	n/a	934,960
Options purchased	14,541,709	—	n/a	14,541,709

Total assets	32,836,916	934,960	n/a	33,771,876

Liabilities
Futures	$23,079,548	$—	n/a	$23,079,548
Forwards	—	6,903,820	n/a	6,903,820
Options written	13,916,823	—	n/a	13,916,823

Total liabilities	36,996,371	6,903,820	n/a	43,900,191

Unrealized currency loss				$(488,208)

*Net fair value	$(4,159,455)	$(5,968,860)	n/a	$(10,616,523)

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2011
Assets
Futures	$28,622,375	$—	n/a	$28,622,375
Options purchased	12,753,218	—	n/a	12,753,218

Total assets	41,375,593	—	n/a	41,375,593

Liabilities
Futures	$34,907,188	$—	n/a	$34,907,188
Forwards	—	5,365,545	n/a	5,365,545
Options written	15,280,523	—	n/a	15,280,523

Total liabilities	50,187,711	5,365,545	n/a	55,553,256

Unrealized currency loss				$(470,041)

*Net fair value	$(8,812,118)	$(5,365,545)	n/a	$(14,647,704)

*	This amount comprises of the net unrealized gain (loss) on open contracts, options purchased and options written on the Statement of Financial Condition.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Trading Company, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the limited partners that have purchased Units in the Partnership is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.

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

The General Partner/managing member monitors and attempts to control the Partnership’s/Trading Company’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Trading Company may be subject. These monitoring systems generally allow the General Partner/managing member to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Trading Company’s business, these instruments may not be held to maturity.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

June 30, 2012

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

Partnership’s Investments. The Partnership values its investment in the Trading Company at its net asset value per unit as calculated by the Trading Company. The Trading Company values its investments as described in Note 2 of the Partnership’s notes to the annual financial statements as of December 31, 2011.

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended June 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2012 and December 31, 2011, the Trading Company did not hold any derivative instruments for which market quotations were not readily available, and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

June 30, 2012

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company and cash. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2012.

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

For the six months ended June 30, 2012, Partnership capital increased 5.3% from $266,407,680 to $280,407,552. This increase was attributable by the subscriptions of 68,426.368 Units totaling $57,736,524 and 303.047 General Partner unit equivalents totaling $250,000, which was partially offset by redemptions of 28,062.408 Units totaling $22,428,387, coupled with net loss from operations of $21,558,265. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.

The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2012, the Trading Company’s capital decreased 3.5% from $455,454,128 to $439,516,009. This decrease was attributable to a the net loss from operations of $22,017,471, coupled with withdrawals of $26,504,626 which was partially offset by the contributions of $32,583,978. Future withdrawals can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangement at the present time.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Management believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 7 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Members’ Capital.

Results of Operations

During the Partnership’s second quarter of 2012, the net asset value per Unit for Class A decreased 8.9% from $850.19 to $774.51 as compared to a decrease of 8.0% in the second quarter of 2011. During the Partnership’s second quarter of 2012, the net asset value per Unit for Class D decreased 8.4% from $787.24 to $721.33 as compared to a decrease of 7.5% in the second quarter of 2011. During the Partnership’s second quarter of 2012, the net asset value per Unit for Class Z decreased 8.2% from $843.57 to $774.44. Class Z units were not offered by the Partnership in the second quarter of 2011. The Partnership, through its investment in the Trading Company, experienced a net trading loss in the second quarter of 2012 of $23,065,115. Losses were primarily attributable to the Trading Company’s trading in commodities, interest rates, equities and currencies. The Partnership, for its own account, through its investment in the Trading Company experienced a net trading loss in the second quarter of 2011 of $17,939,856. Losses were primarily attributable to the Trading Company’s trading in commodities and interest rates and were partially offset by gains in equities and currencies.

During the second quarter of 2012, the most significant losses were recorded within the metals complex in May from long futures positions in palladium and platinum as prices declined amidst continued fears of the Greek debt crisis worsening and weaker economic data out of China. Further losses were incurred within the metals complex in June from long futures positions in palladium as prices declined during the latter half of the month amidst continued fears of the European debt crisis worsening. Further losses were incurred in June from short futures positions in gold as prices rose amid signs of a slowdown in the U.S. economy, which triggered speculation that the U.S. Federal Reserve will take steps to spur growth, boosting appeal for the precious metal. In global interest rate futures, losses were incurred during April from short futures positions in the U.S. 30-year Treasury bonds as prices rallied given concerns about the Greek debt crisis as investors sought “safe haven” assets. Losses from trading agricultural commodities were incurred during April and May from long futures positions in corn as prices declined following a U.S. government report showing planting in the country was ahead of the prior five-year average. In currencies, losses were incurred as a long Brazilian real position was negatively impacted during April as concerns over earnings in China reduced demand for higher-yielding currencies. Trading in global stock indices also incurred losses during April and May from long futures positions in the S&P 500 Index as prices declined given concerns about slowing global growth. A portion of the Partnership’s losses for the quarter was offset by gains from trading in energies and soft commodities. Energies trading benefited during April and May from short futures positions in natural gas as prices declined given the mild weather throughout the United States. Further gains were recorded from short futures positions in Brent crude oil during May and June as prices declined given weaker global demand for the commodity. Trading in soft commodities also benefited the Partnership during June from long futures positions in cocoa as prices advanced on speculation that supplies from the Ivory Coast, the world’s largest grower of cocoa, may ease following a report on the amount of forward sales.

During the six months ended June 30, 2012, the net asset value per Unit for Class A decreased 6.8% from $831.22 to $774.51 as compared to a decrease of 7.2% in the same period of 2011. During the six months ended June 30, 2012, the net asset value per Unit for Class D decreased 5.8% from $765.39 to $721.33 as compared to a decrease of 9.1% from February 1, 2011 to June 30, 2011. During the six months ended June 30, 2012, the net asset value per Unit for Class Z decreased 5.4% from $818.64 to $774.44. Class Z units were not offered by the Partnership in the six months ended June 30, 2011. The Partnership, for its own account, through its investment in the Trading Company experienced a net trading loss in the six months ended June 30, 2012 of $12,281,717. Losses were primarily attributable to the Trading Company’s trading in commodities, currencies and interest rates and were partially offset by gains in equities. The Partnership, for its own account, through its investment in the Trading Company experienced a net trading loss in the six months ended June 30, 2011 of $17,861,273. Losses were primarily attributable to the Trading Company’s trading in commodities and interest rates and were partially offset by gains in equities and currencies.

During the six months ended June 30, 2012, the most significant losses were recorded within the metals complex in May from long futures positions in palladium and platinum as prices declined amidst continued fears of the Greek debt crisis worsening and weaker economic data out of China. Further losses were incurred within the metals complex in June from long futures positions in palladium as prices declined during the latter half of the month amidst continued fears of the European debt crisis worsening. In agricultural commodities, losses were incurred during April and May from long futures positions in corn as prices declined following a U.S. government report showing planting in the country was ahead of the prior five-year average. Trading in global interest rate futures also resulted in losses during April from short futures positions in U.S. 30-year Treasury bonds as prices rallied given concerns about the Greek debt crisis as investors sought “safe haven” assets in the form of U.S. government debt. Lastly, currency trading incurred losses during March and April from a long position in the Brazilian real, which was adversely impacted given concerns over earnings in China that reduced demand for higher-yielding currencies. A portion of the Partnership’s losses recorded during the first six months of the year was offset by trading gains in energies and global stock indices. Trading in energies benefited the Partnership as long futures positions in WTI crude oil recorded gains during January and February as concerns over Iranian nuclear ambitions and a potential future supply disruption from the Strait of Hormuz helped push prices higher. Additional gains in energies resulted from short futures positions in natural gas during February and March as the unseasonably warm end to the winter saw weaker demand for the commodity, thus forcing prices lower. Trading in global stock indices also recorded gains from long futures positions in the S&P 500 Index, which benefited from a strong price rally during February due to renewed optimism regarding the “health” of the U.S. economy.

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

Interest expense allocated from the Trading Company for the three and six months ended June 30, 2012 increased $22,964 and $31,559, respectively, as compared to the corresponding periods in 2011. The increase in interest expense is due to higher U.S. Treasury bill rates during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates.

Placement agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The placement agent fees for the three and six months ended June 30, 2012 increased $519,019 and $1,910,487, respectively, as compared to the corresponding periods in 2011. The increase in placement agent fees is due to higher average net assets during the three and six months ended June 30, 2012, as compared to the corresponding periods in 2011.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the Net Assets of the Partnership. Administrative expenses for the three and six months ended June 30, 2012 increased $185,368 and $682,465, respectively, as compared to the corresponding periods in 2011.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Trading Company. The Trading Company is a speculative commodity pool. The market sensitive instruments held by the Trading Company are acquired for speculative trading purposes, and all or substantially all of the Partnership’s capital is subject to the risk of trading loss, through its investment in the Trading Company. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Trading Company’s and the Partnership’s main line of business.

The Limited Partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Trading Company’s open positions and, consequently, in its earnings and cash balances. The Trading Company’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification results among the Trading Company’s open positions and the liquidity of the markets in which it trades.

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

In addition, the Value at Risk tables above, as well as the past performance of the Partnership and the Trading Company, give no indication of the Partnership’s potential “risk of ruin.”

The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Company’s market risk exposures and on an aggregate basis at June 30, 2012 and December 31, 2011.

Value at Risk is not necessarily representative of the Trading Company’s historic risk, nor should it be used to predict the Partnership or the Trading Company’s future financial performance or their ability to manage or monitor risk. There can be no assurance that the Trading Company’s actual losses on a particular day will not exceed the Value at Risk amounts indicated above or that such losses will not occur more than once in 100 trading days.

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

As of June 30, 2012, the Trading Company’s total capitalization was $439,516,009, and the Partnership owned approximately 64.7% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of June 30, 2012 was as follows:

June 30, 2012

			Three months ended June 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$17,634,175	4.01%	$32,593,653	$15,628,562	$25,128,535
Currency	316,313	0.07%	11,845,322	316,313	5,723,273
Equity	721,875	0.16%	2,051,875	196,875	953,429
Interest Rate	1,390,310	0.32%	5,152,297	848,171	2,827,865

Total	$20,062,673	4.56%

*	Average of month-end Values at Risk.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of these could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

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

Item 4.  Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no additional information to supplement or amend the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”) and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

The Company is also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding the Company’s business, including, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. Where available information indicates that it is probable a liability had been incurred at the date of the condensed consolidated financial statements and the Company can reasonably estimate the amount of that loss, the Company accrues the estimated loss by a charge to income.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since December 31, 2011:

The Company

Residential Mortgage and Credit Crisis Related Matters.

Class Actions.

On March 26, 2012, defendants filed a renewed motion to dismiss the complaint in In re Morgan Stanley ERISA Litigation.

On April 24, 2012, the court presiding in In re Morgan Stanley Pass-Through Certificate Litigation denied defendants’ motion for reconsideration of its denial-in-part of defendants’ motion to dismiss the second amended complaint.

Other Litigation.

On February 29, 2012, U.S. Bank National Association, in its capacity as Trustee (“U.S. Bank”), filed a summons with notice on behalf of Morgan Stanley Mortgage Loan Trust 2006-4SL and Mortgage Pass-Through Certificates, Series 2006-4SL (together, the “Trust”) against the Company. The summons with notice is styled Morgan Stanley Mortgage Loan Trust 2006-4SL, et al. v. Morgan Stanley Mortgage Capital Inc. and is pending in New York Supreme Court, New York County. The notice asserts claims for breach of contract and alleges, among other things, that the loans in the Trust, which had an original principal balance of approximately $303 million, breached various representations and warranties. The notice seeks, among other relief, an order requiring the Company to comply with the loan breach remedy procedures in the transaction documents, unspecified damages, and interest.

On March 5, 2012, the plaintiff in The Charles Schwab Corp. v. BNP Paribas Securities Corp., et al. filed a second amended complaint. On April 10, 2012, the Company filed a demurrer to certain causes of action in the amended complaint.

On March 12, 2012, the court presiding in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted.

On March 9, 2012, in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al., the United States District Court for the District of Massachusetts denied plaintiff’s motion to remand the case to state court.

On March 20, 2012, the Company filed answers to the complaints in both cases styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc., denying their allegations.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of the State of New York styled

Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $757 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates.

On May 1, 2012, Asset Management Fund d/b/a AMF Funds and certain of its affiliated funds filed a summons with notice against the Company in the Supreme Court of the State of New York, styled Asset Management Fund d/b/a AMF Funds et al v. Morgan Stanley et al. The notice alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $122 million. The notice identifies causes of action against the Company for, among other things, common-law fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation. The notice identifies the relief sought to include, among other things, monetary damages, punitive damages and rescission.

Other Matters.

On April 2, 2012, the Company entered into a Consent Order (“Order”) with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) relating to the servicing of residential mortgage loans. The terms of the Order are substantially similar and, in many respects, identical to the orders entered into with the Federal Reserve Board by other large U.S. financial institutions. The Order, which is available on the Federal Reserve Board’s website, sets forth various allegations of improper conduct in servicing by Saxon, requires that the Company and its affiliates cease and desist such conduct, and requires that the Company, and its Board of Directors and affiliates, take various affirmative steps. The Order requires (i) the Company to engage an independent third-party consultant to conduct a review of certain foreclosure actions or proceedings that occurred or were pending between January 1, 2009 and December 31, 2010; (ii) the adoption of policies and procedures related to management of third parties used to outsource residential mortgage servicing, loss mitigation or foreclosure; (iii) a “validation report” from an independent third-party consultant regarding compliance with the Order for the first year; and (iv) submission of quarterly progress reports as to compliance with the Order by the Company’s the Board of Directors. The Order also provides that the Company will be responsible for the payment of any civil money penalties or compensatory payments assessed by the Federal Reserve Board related to such alleged conduct, which penalties or payments have not yet been determined.

Shareholder Derivative Matter.

On March 22, 2012, the Appellate Division of the Supreme Court of the State of New York affirmed the dismissal of the complaint in Security, Police and Fire Professionals of America Retirement Fund, et al. v. John J. Mack et al.

China Matter.

As disclosed in February 2009, the Company uncovered actions initiated by an employee based in China in an overseas real estate subsidiary that appeared to have violated the Foreign Corrupt Practices Act. The Company terminated the employee, reported the activity to appropriate authorities and cooperated with the investigations by the United States Department of Justice (“DOJ”) and the United States Securities and Exchange Commission (“SEC”). On April 25, 2012, the DOJ announced that the former employee had pled guilty to certain criminal charges, and the SEC announced that it had brought certain civil charges against the former employee, which have been settled. On the same day, the DOJ and SEC announced that they will not take any action against the Company in connection with this matter.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2012, there were subscriptions of 27,862.870 Units of Class A totaling $23,220,439, 353.305 Units of Class D totaling $268,000, 761.355 Units of Class Z totaling $621,288 and 180.893 General Partner units of Class Z totaling $150,000. The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class D (a) Total Number of Units Purchased*	Class D (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 - April 30, 2012	3,617.378	$833.60	1,890.000	$773.35	N/A	N/A
May 1, 2012 - May 31, 2012	5,697.172	$785.63	1,985.000	$730.30	N/A	N/A
June 1, 2012 - June 30, 2012	3,125.016	$774.51	1,905.000	$721.33	N/A	N/A
	12,439.566	$796.79	5,780.000	$741.42	N/A	N/A

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

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

BHM Discretionary Futures Fund L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: August 14, 2012

By:	/s/ Damian George
Damian George
Chief Financial Officer (Principal Accounting Officer)

Date: August 14, 2012