Form 10-Q
period 2012-09-30
BHM Discretionary Futures Fund L.P.
filed 2012-11-14
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes      No X

BHM DISCRETIONARY FUTURES FUND L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

BHM Discretionary Futures Fund L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Investment in Trading Company, at fair value	$286,454,084	$270,589,333

Total assets	$286,454,084	$270,589,333

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable	$3,445,948	$4,181,653

Total liabilities	3,445,948	4,181,653

Partners’ Capital:
General Partner, Class A, (0 units equivalents outstanding at September 30, 2012 and December 31, 2011)	0	0
General Partner, Class D, (0 units equivalents outstanding at September 30, 2012 and December 31, 2011)	0	0
General Partner, Class Z, (3,625.305 and 3,322.258 units equivalents outstanding at September 30, 2012 and December 31, 2011, respectively)	2,914,093	2,719,733
Limited Partners, Class A, (338,875.769 and 297,148.967 units outstanding at September 30, 2012 and December 31, 2011, respectively)	270,404,612	246,995,994
Limited Partners, Class D, (9,581.734 and 20,469.784 units outstanding at September 30, 2012 and December 31, 2011, respectively)	7,160,455	15,667,296
Limited Partners, Class Z, (3,146.221 and 1,251.675 units outstanding at September 30, 2012 and December 31, 2011, respectively)	2,528,976	1,024,657

Total Partners’ Capital	283,008,136	266,407,680

Total liabilities and Partners’ Capital	$286,454,084	$270,589,333

Net asset value per unit:
Class A	$797.95	$831.22

Class D	$747.30	$765.39

Class Z	$803.82	$818.64

The accompanying notes are integral part of these financial statements.

BHM Discretionary Futures Fund L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income:
Interest income allocated from Trading Company	$0	$(14,492)	$(37,961)	$(20,894)

Expenses:
Expenses allocated from Trading Company	1,527,324	1,583,065	4,865,818	3,389,782
Ongoing placement agent fees	2,054,914	2,062,683	6,313,982	4,411,264
Administrative fees	712,694	715,976	2,210,344	1,531,161
Other	59,574	11,931	202,949	164,675

Total expenses	4,354,506	4,373,655	13,593,093	9,496,882

Net investment income (loss)	(4,354,506)	(4,388,147)	(13,631,054)	(9,517,776)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	(4,185,838)	(11,863,041)	(17,155,709)	(11,683,649)
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	17,188,890	(21,127,141)	17,877,044	(39,167,806)

Total trading results allocated from Trading Company	13,003,052	(32,990,182)	721,335	(50,851,455)

Net income (loss)	$8,648,546	$(37,378,329)	$(12,909,719)	$(60,369,231)

Net income (loss) allocation from Trading Company
Class A	$8,189,487	$(35,464,369)	$(12,442,674)	$(57,174,901)

Class D	$262,274	$(1,805,055)	$(328,210)	$(3,085,425)

Class Z	$196,785	$(108,905)	$(138,835)	$(108,905)

Net asset value per unit
Class A	$797.95	$874.42	$797.95	$874.42

Class D	$747.30	$800.55	$747.30	$800.55

Class Z	$803.82	$854.65	$803.82	$854.65

Net income (loss) per unit*
Class A	$23.44	$(125.88)	$(33.27)	$(203.74)

Class D	$25.97	$(109.88)	$(18.09)	$(199.45)

Class Z	$29.38	$(145.35)	$(14.82)	$(145.35)

Weighted average units outstanding
Class A	347,407.572	266,597.297	338,556.092	183,292.345

Class D	10,549.884	15,907.137	15,614.052	12,505.428

Class Z	6,764.380	442.426	6,252.353	442.426

*	Based on change in net asset value per unit.

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2011	$246,995,994	297,148.967	$15,667,296	20,469.784	$3,744,390	4,573.933	$266,407,680	322,192.684
Subscriptions — Limited Partners	66,566,869	79,801.002	539,571	696.660	1,716,120	2,059.888	68,822,560	82,557.550
Subscriptions — General Partner	0	0	0	0	250,000	303.047	250,000	303.047
Net income (loss)	(12,442,674)	0	(328,210)	0	(138,835)	0	(12,909,719)	0
Redemptions — Limited Partners	(30,715,577)	(38,074.200)	(8,718,202)	(11,584.710)	(128,606)	(165.342)	(39,562,385)	(49,824.252)

Partners’ Capital at September 30, 2012	$270,404,612	338,875.769	$7,160,455	9,581.734	$5,443,069	6,771.526	$283,008,136	355,229.029

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2010	$57,300,554	53,051.293	$0	0	$0	0	$57,300,554	53,051.293
Subscriptions — Limited Partners	259,093,945	240,174.134	12,755,959	12,850.879	760,561	762.481	272,610,465	253,787.494
Subscriptions — General Partner	1,250,000	1,132.249	3,338,254	3,398.972	0	0	4,588,254	4,531.221
Net income (loss)	(57,174,901)	0	(3,085,425)	0	(108,905)	0	(60,369,231)	0
Redemptions — Limited Partners	(19,415,807)	(19,120.875)	0	0	(22,221)	(26.000)	(19,438,028)	(19,146.875)
Redemptions — General Partner	(1,863,254)	(1,695.038)	0	0	0	0	(1,863,254)	(1,695.038)

Partners’ Capital at September 30, 2011	$239,190,537	273,541.763	$13,008,788	16,249.851	$629,435	736.481	$252,828,760	290,528.095

The accompanying notes are an integral part of these financial statements.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

As of September 26, 2012, MSSB is doing business as Morgan Stanley Wealth Management. This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing broker for the Trading Company. The clearing commodity brokers for the Trading Company are Morgan Stanley & Co. LLC (“MS&CO.”) and Morgan Stanley & Co. International plc (“MSIP”).

At September 30, 2012, the Partnership owned approximately 66.4% of the Trading Company. At December 31, 2011, the Partnership owned approximately 59.4% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2012 and December 31, 2011, and the results of its operations for the three and nine months ended September 30, 2012 and 2011 and changes in partners’ capital for the nine months ended September 30, 2012 and 2011. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2011.

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

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2012 and December 31, 2011 and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2012 and 2011 are presented below:

BHM I, LLC

Statements of Financial Condition

	(Unaudited) September 30, 2012	December 31, 2011
Assets:
Equity in trading account:
Unrestricted cash	$381,138,218	$431,008,463
Restricted cash	35,477,785	39,680,416

Total cash	416,616,003	470,688,879

Net unrealized gain (loss) on open contracts (MS&Co.)	7,666,621	(2,733,968)
Net unrealized gain (loss) on open contracts (MSIP)	6,569,543	(9,386,431)

Total net unrealized gain (loss) on open contracts	14,236,164	(12,120,399)

Options purchased, (premiums paid $16,713,354 and $10,429,207, respectively)	8,972,431	12,753,218

Total trading equity	439,824,598	471,321,698
Expense reimbursements	8,943	15,406

Total assets	$439,833,541	$471,337,104

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $16,245,918 and $11,823,204, respectively)	$7,649,336	$15,280,523
Accrued management fees	596,278	592,596
Interest payable (MSSB)	—	7,910
Accrued administrative fees	1,695	1,947

Total liabilities	8,247,309	15,882,976

Members’ Capital:
Non-Managing Members	431,586,232	455,454,128

Total members’ capital	431,586,232	455,454,128

Total liabilities and members’ capital	$439,833,541	$471,337,104

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

September 30, 2012

(Unaudited)

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$27,311,367	6.33%
Equity	(90)	(0.00)*
Foreign currency	(2,176,568)	(0.50)

Total futures and forward contracts purchased	25,134,709	5.83

Futures and Forward Contracts Sold
Commodity	(9,600,774)	(2.22)
Foreign currency	12,075	0.00 *
Interest rates	(636,044)	(0.15)

Total futures and forward contracts sold	(10,224,743)	(2.37)

Unrealized currency loss	(673,802)	(0.16)

Net fair value	$14,236,164	3.30%

Options Contracts
Options purchased on futures Contracts	$8,972,431	2.08%
Options written on futures Contracts	$(7,649,336)	(1.77)%

*	Due to rounding.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

December 31, 2011

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$(14,245,073)	(3.13)%
Foreign currency	(5,365,591)	(1.17)
Interest rates	19,224	0.00 *

Total futures and forward contracts purchased	(19,591,440)	(4.30)

Futures and Forward Contracts Sold
Commodity	8,637,143	1.89
Equity	(11,703)	(0.00)*
Foreign currency	(572,376)	(0.13)
Interest rates	(111,982)	(0.02)

Total futures and forward contracts sold	7,941,082	1.74

Unrealized currency loss	(470,041)	(0.10)

Net fair value	$(12,120,399)	(2.66)%

Options Contracts
Options purchased on futures Contracts	$12,753,218	2.80%
Options written on futures Contracts	$(15,280,523)	(3.36)%

*	Due to rounding.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

BHM I, LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income:
Interest income (MS&Co. & MSSB)	$—	$(19,396)	$(48,368)	$(27,873)

Expenses:
Management fees	1,784,538	1,911,749	5,592,450	4,245,819
Brokerage, clearing and transaction fees	161,814	260,691	724,001	626,328
Administrative fees	5,231	7,858	16,822	85,861
Incentive fees	—	—	—	245,858

Total expenses	1,951,583	2,180,298	6,333,273	5,203,866
Expense reimbursements	(27,828)	(51,867)	(139,166)	(153,305)

Net expenses	1,923,755	2,128,431	6,194,107	5,050,561

Net investment loss	(1,923,755)	(2,147,827)	(6,242,475)	(5,078,434)

Trading results:
Trading profit (loss):
Net realized	(6,446,161)	(20,371,825)	(26,287,632)	(9,116,006)
Net change in unrealized	26,202,810	(39,318,772)	28,345,530	(75,604,199)

Total trading results	19,756,649	(59,690,597)	2,057,898	(84,720,205)

Net income (loss)	$17,832,894	$(61,838,424)	$(4,184,577)	$(89,798,639)

Net income (loss) allocation
Non-managing members	$17,832,894	$(61,838,424)	$(4,184,577)	$(89,798,639)

	Managing Member	Non-Managing Members	Total
Members’ Capital, December 31, 2011	$—	$455,454,128	$455,454,128
Capital contributions	—	32,589,994	32,589,994
Net loss	—	(4,184,577)	(4,184,577)
Capital withdrawals	—	(52,273,313)	(52,273,313)

Members’ Capital, September 30, 2012	$—	$431,586,232	$431,586,232

Members’ Capital, December 31, 2010	—	$208,652,878	$208,652,878
Capital contributions	—	346,718,013	346,718,013
Net loss	—	(89,798,639)	(89,798,639)
Capital withdrawals	—	(12,163,444)	(12,163,444)

Members’ Capital, September 30, 2011	$—	$453,408,808	$453,408,808

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per redeemable unit for each Class for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011		For the period August 1, 2011 (commencement of operations) to September 30, 2011
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses) *	$29.46	$31.60	$35.41	$(118.19)	$(102.86)	$(140.30)
Net investment income (loss) **	(6.02)	(5.63)	(6.03)	(7.69)	(7.02)	(5.05)

Increase (decrease) for the period	23.44	25.97	29.38	(125.88)	(109.88)	(145.35)
Net asset value per Unit, beginning of period	774.51	721.33	774.44	1,000.30	910.43	1,000.00

Net asset value per Unit, end of period	$797.95	$747.30	$803.82	$874.42	$800.55	$854.65

Redemption/subscription value per Unit, end of period	$797.95	$747.30	$803.82	$874.44 ***	$800.64 ***	$854.65 ***

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011	For the period February 1, 2011 (commencement of operations) to September 30, 2011	For the period August 1, 2011 (commencement of operations) to September 30, 2011
	Class A	Class D	Class Z	Class A	Class D	Class Z

Net realized and unrealized gains (losses) *	$(14.17)	$(0.36)	$4.17	$(175.18)	$(180.28)	$(140.30)
Net investment income (loss) **	(19.10)	(17.73)	(18.99)	(28.56)	(19.17)	(5.05)

Increase (decrease) for the period	(33.27)	(18.09)	(14.82)	(203.74)	(199.45)	(145.35)
Net asset value per Unit, beginning of period	831.22	765.39	818.64	1,078.16	1,000.00	1,000.00

Net asset value per Unit, end of period	$797.95	$747.30	$803.82	$874.42	$800.55	$854.65

Redemption/subscription value per Unit, end of period	$797.95	$747.30	$803.82	$874.44 ***	$800.64 ***	$854.65 ***

*	Includes brokerage fees.

**	Excludes brokerage fees.

***	GAAP net asset value per unit adjusted for the remaining accrued liability for reimbursement of organizational costs (Note 3).

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011		For the period August 1, 2011 (commencement of operations) to September 30, 2011
	Class A	Class D	Class Z	Class A****	Class D****	Class Z****
Ratios to average net assets:*****
Net investment income (loss)	(6.3)%	(4.0)%	(3.2)%	(6.7)%	(4.1)%	(4.9)%
Incentive fees allocated from the Trading company	—%	—%	—%	—%	—%	—%

Net investment loss before incentive fees******	(6.3)%	(4.0)%	(3.2)%	(6.7)%	(4.1)%	(4.9)%

Operating expense	6.3%	4.0%	3.2%	6.7%	4.1%	4.9%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses	6.3%	4.0%	3.2%	6.7%	4.1%	4.9%

Total return:
Total return before incentive fees	3.0%	3.6%	3.8%	(12.6)%	(12.1)%	(14.5)%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	3.0%	3.6%	3.8%	(12.6)%	(12.1)%	(14.5)%

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011	For the period February 1, 2011 (commencement of operations) to September 30, 2011	For the period August 1, 2011 (commencement of operations) to September 30, 2011
	Class A	Class D	Class Z	Class A****	Class D****	Class Z****
Ratios to average net assets:*****
Net investment income (loss)	(6.5)%	(4.3)%	(3.8)%	(7.2)%	(4.1)%	(4.9)%
Incentive fees allocated from the Trading company	—%	—%	—%	—%	—%	—%

Net investment income (loss) before incentive fees ******	(6.5)%	(4.3)%	(3.8)%	(7.2)%	(4.1)%	(4.9)%

Operating expenses	6.5%	4.3%	3.8%	7.1%	4.1%	4.9%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses	6.5%	4.3%	3.8%	7.1%	4.1%	4.9%

Total return:
Total return before incentive fees	(4.0)%	(2.4)%	(1.8)%	(18.9)%	(19.9)%	(14.5)%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	(4.0)%	(2.4)%	(1.8)%	(18.9)%	(19.9)%	(14.5)%

**** The ratios are shown net and gross of incentive fees to conform to current period presention.

*****	Annualized (other than incentive fees).

******	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

Financial Highlights of the Trading Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Ratios to average Members’ Capital: (1)
Net investment loss(2)	(1.78)	(1.78)	(1.81)	(1.79)
Expenses before incentive fees(2)	1.78	1.76	1.80	1.72
Expenses after incentive fees(2)	1.78	1.76	1.80	1.78
Net income (loss)	4.14	(12.92)	(0.91)	(23.98)
Total return before incentive fees	4.18	(11.60)	(0.70)	(15.95)
Total return after incentive fees	4.18	(11.60)	(0.70)	(15.75)

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.

3. Organizational Costs:

Organizational costs of $96,931 relating to the issuance and marketing of the Partnership’s Units offered were initially paid by MS&Co. These costs were recorded as due to MS&Co. in its 2010 Statement of Financial Condition. These costs were reimbursed to MS&Co. by the Partnership in twelve monthly installments.

As of September 30, 2012, all of these costs have been reimbursed to MS&Co by the Partnership.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The following tables summarize the valuation of the Trading Company’s investments as of September 30, 2012 and December 31, 2011, respectively.

September 30, 2012

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for nine months (absolute quantity)
Commodity	$33,895,114	$(6,583,747)	$2,759,133	$(12,359,907)	$17,710,593	14,100
Equity	—	(90)	—	—	(90)	101
Foreign currency	339,966	(2,516,534)	12,075	—	(2,164,493)	2,012
Interest rates	—	—	—	(636,044)	(636,044)	1,768

Total	$34,235,080	$(9,100,371)	$2,771,208	$(12,995,951)	$14,909,966

Unrealized currency loss					(673,802)

Total net unrealized loss on open contracts					$14,236,164 *

			Average number of contracts outstanding for three months (absolute quantity)
Option Contracts at Fair Value
Options purchased	$8,972,431	**	5,503
Options written	$(7,649,336	)***	3,269

*	This amount is in “Total net unrealized gain (loss) on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

(Unaudited)

December 31, 2011

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
Commodity	$13,170,302	$(27,415,375)	$14,692,444	$(6,055,301)	$(5,607,930)	11,722
Equity	—	—	—	(11,703)	(11,703)	41
Foreign currency	28,585	(5,394,176)	669,975	(1,242,351)	(5,937,967)	984
Interest rates	61,069	(41,845)	—	(111,982)	(92,758)	2,514

Total	$13,259,956	$(32,851,396)	$15,362,419	$(7,421,337)	$(11,650,358)

Unrealized currency loss					(470,041)

Total net unrealized loss on open contracts					$(12,120,399)*

Option Contracts at Fair Value			Average number of contracts outstanding for the year (absolute quantity)
Options purchased	$12,753,218	**	3,558
Options written	$(15,280,523	)***	2,886

*	This amount is in “Total net unrealized gain (loss) on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2012 and 2011.

Sector	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Commodity	$25,370,013		$15,016,946		$(39,940,531)		$(54,695,988)
Equity	(734,053)		657,123		(1,350,138)		(699,533)
Foreign currency	(1,575,729)		(4,226,377)		(12,416,145)		(7,328,821)
Interest rates	(3,117,988)		(9,186,033)		(6,197,829)		(22,201,952)
Unrealized currency loss	(185,594)		(203,761)		214,046		206,089

Total	$19,756,649	****	$2,057,898	****	$(59,690,597	)****	$(84,720,205	)****

****	This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses and Changes in Members’ Capital.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$286,454,084	$—	$286,454,084	$—

Net fair value	$286,454,084	$—	$286,454,084	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$270,589,333	$—	$270,589,333	$—

Net fair value	$270,589,333	$—	$270,589,333	$—

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Trading Company did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2012
Assets
Futures	$36,666,323	$—	n/a	$36,666,323
Forwards	—	339,965	n/a	339,965
Options purchased	8,972,431	—	n/a	8,972,431

Total assets	45,638,754	339,965	n/a	45,978,719

Liabilities
Futures	$19,580,010	$—	n/a	$19,580,010
Forwards	—	2,516,312		2,516,312
Options written	7,649,336	—		7,649,336

Total liabilities	27,229,346	2,516,312	n/a	29,745,658

Unrealized currency loss				$(673,802)

*Net fair value	$18,409,408	$(2,176,347)	n/a	$15,559,259

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

September 30, 2012

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

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Trading Company’s business, these instruments may not be held to maturity.

BHM Discretionary Futures Fund L.P.

Notes to Financial Statements

September 30, 2012

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended September 30, 2012 and December 31, 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2012 and December 31, 2011, the Trading Company did not hold any derivative instruments for which market quotations were not readily available, and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

September 30, 2012

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

The Trading Company does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in net income (loss) in the Statements of Income and Expenses and Changes in Members’ Capital.

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

Recent Accounting Pronouncements. In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, the FASB updated the proposed ASU to state that entities regulated under the Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guidance. The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

        In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangement associated with its financial instrument and derivative instrument. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership would also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

Net Income (Loss) per Redeemable Unit. Net income (loss) per unit for each Class is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company and cash. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2012.

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

For the nine months ended September 30, 2012, Partnership capital increased 6.2% from $266,407,680 to $283,008,136. This increase was attributable by the subscriptions of 82,557.550 Units totaling $68,822,560 and 303.047 General Partner unit equivalents totaling $250,000, which was partially offset by redemptions of 49,824.252 Units totaling $39,562,385, coupled with net loss of $12,909,719. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.

The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2012, the Trading Company’s capital decreased 5.2% from $455,454,128 to $431,586,232. This decrease was attributable to a the net loss of $4,184,577, coupled with withdrawals of $52,273,313 which was partially offset by the contributions of $32,589,994. Future withdrawals can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2012, the net asset value per Unit for Class A increased 3.0% from $774.51 to $797.95 as compared to a decrease of 12.6% in the third quarter of 2011. During the Partnership’s third quarter of 2012, the net asset value per Unit for Class D increased 3.6% from $721.33 to $747.30 as compared to a decrease of 12.1% in the third quarter of 2011. During the Partnership’s third quarter of 2012, the net asset value per Unit for Class Z increased 3.8% from $774.44 to $803.82 as compared to a decrease of 14.5% from August 1, 2011 to September 30, 2011. The Partnership, through its investment in the Trading Company, experienced a net trading gain in the third quarter of 2012 of $13,003.052. Gains were primarily attributable to the Trading Company’s trading in commodities and were partially offset by losses in interest rates, equities and currencies. The Partnership, for its own account, through its investment in the Trading Company experienced a net trading loss in the third quarter of 2011 of $32,990,182. Losses were primarily attributable to the Trading Company’s trading in commodities, currencies, equities and interest rates.

During the third quarter of 2012, the most significant gains were recorded during August in metals from long futures positions in platinum and palladium as prices for these metals advanced on concerns that labor related violence in South Africa will curb supply. Further gains were recorded from long futures positions in tin as prices appreciated as China announced they may use stimulus measures to boost their economy, thus increasing potential demand. Further gains were recorded in grains from long futures positions in soybeans as prices continued to climb higher after a severe drought in the U.S. Midwest deteriorated supplies amidst rising demand for the commodity. Trading gains were also recorded during August in soft commodities from long futures positions in cocoa as prices rallied on speculation that dry weather in West Africa would hamper supplies from the Ivory Coast, the world’s top grower of cocoa. A portion of these gains was offset by losses from trading global interest rates and currencies. The most significant losses were incurred in global interest rate futures during July from short futures positions in U.S. 30-year Treasury bond futures as prices were negatively impacted given continued concerns about the euro zone and as the financial “health” of the U.S. economy saw investors seeking the “relative stability” of government debt during the latter half of the month. Further losses were incurred from short futures positions in the U.S. 10-year Treasury notes. Additional losses were incurred in currencies during September from a long Australian dollar position versus the U.S. dollar as the value of the Australian dollar declined after a report signaled that Chinese manufacturing will contract, clouding the prospects for the South Pacific nation’s resource exports.

During the nine months ended September 30, 2012, the net asset value per Unit for Class A decreased 4.0% from $831.22 to $797.95 as compared to a decrease of 18.9% in the same period of 2011. During the nine months ended September 30, 2012, the net asset value per Unit for Class D decreased 2.4% from $765.39 to $747.30 as compared to a decrease of 19.9% from February 1, 2011 to September 30, 2011. During the nine months ended September 30, 2012, the net asset value per Unit for Class Z decreased 1.8% from $818.64 to $803.82 as compared to a decrease of 14.5% from August 1, 2011 to September 30, 2011. The Partnership, for its own account, through its investment in the Trading Company experienced a net trading gain in the nine months ended September 30, 2012 of $721,335. Gains were primarily attributable to the Trading Company’s trading in commodities and equities and were partially offset by losses in currencies and interest rates. The Partnership, for its own account, through its investment in the Trading Company experienced a net trading loss in the nine months ended September 30, 2011 of $50,851,455. Losses were primarily attributable to the Trading Company’s trading in commodities, currencies, equities and interest rates.

During the nine months ended September 30, 2012, the most significant losses were incurred within global interest rate futures in April from short futures positions in U.S. 30-year Treasury bonds as prices rallied given concerns about the Greek debt crisis as investors sought “safe haven” assets in the form of U.S. government debt. Further losses were incurred during July from short futures positions in U.S. 30-year Treasury bond futures as prices were negatively impacted given continued concerns about the euro zone and as the financial “health” of the U.S. economy saw investors seeking the “relative stability” of government debt. Currencies also incurred losses for the Partnership during the first nine months of the year most notably during March and April from a long position in the Brazilian real, which was adversely impacted given concerns over earnings in China that reduced demand for higher-yielding currencies. Further losses were incurred in September from a long Australian dollar position versus the U.S. dollar as the value of the Australian dollar declined after a report signaled that Chinese manufacturing will contract, clouding the prospects for the South Pacific nation’s resource exports. The Partnership’s trading losses for the first nine months of the year were offset by gains from trading metals, agricultural commodities and energies. The most significant gains were recorded during August in metals from long futures positions in platinum and palladium as prices for these metals advanced on concerns that labor related violence in South Africa will curb supply. Further gains were recorded from long futures positions in tin as prices appreciated as China announced they may use stimulus measures to boost their economy, thus increasing potential demand. Further gains were recorded during August within the grains complex from long futures positions in soybeans as prices continued to climb higher after a severe drought in the U.S. Midwest deteriorated supplies amidst rising demand for the commodity. Trading gains were also recorded during August in soft commodities from long futures positions in cocoa as prices rallied on speculation that dry weather in West Africa would hamper supplies from the Ivory Coast, the world’s top grower of cocoa. Energies trading benefited during April and May from short futures positions in natural gas as prices declined given the mild weather throughout the United States. Further gains were recorded from short futures positions in Brent crude oil during May and June as prices declined given weaker global demand for the commodity.

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

Interest expense allocated from the Trading Company for the three months ended September 30, 2012 decreased $14,492, as compared to the corresponding period in 2011. The decrease in interest expense is due to lower U.S. Treasury bill rates during the three months ended September 30, 2012, as compared to the corresponding period in 2011. Interest expense allocated from the Trading Company for the nine months ended September 30, 2012 increased $17,067, as compared to the corresponding period in 2011. The increase in interest expense is due to higher U.S. Treasury bill rates during the nine months ended September 30, 2012, as compared to the corresponding period in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership’s account and upon interest rates.

Placement agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The placement agent fees for the three months ended September 30, 2012 decreased $7,769, as compared to the corresponding period in 2011. The decrease in placement agent fees is due to lower average net assets during the three months ended September 30, 2012, as compared to the corresponding period in 2011. The placement agent fees for the nine months ended September 30, 2012 increased $1,902,718, as compared to the corresponding period in 2011. The increase in placement agent fees is due to higher average net assets during the nine months ended September 30, 2012, as compared to the corresponding period in 2011.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the Net Assets of the Partnership. Administrative expenses for the three months ended September 30, 2012 decreased $3,282, as compared to the corresponding period in 2011. Administrative expenses for the nine months ended September 30, 2012 increased $679,183, as compared to the corresponding period in 2011.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

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

The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Company’s market risk exposures and on an aggregate basis at September 30, 2012 and December 31, 2011.

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

As of September 30, 2012, the Trading Company’s total capitalization was $431,586,232, and the Partnership owned approximately 66.4% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of September 30, 2012 was as follows:

September 30, 2012

			Three months ended September 30, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$26,888,375	6.23%	$28,239,460	$17,748,256	$23,940,721
Currency	10,952,410	2.54%	11,061,700	259,639	5,838,760
Interest Rate	6,125,958	1.42%	6,255,317	362,880	3,334,609

Total	$43,966,743	10.19%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There was no additional information to supplement or amend the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, those described in the Partnership’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2012 (the “Second Quarter Form 10-Q”), and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or the Second Quarter Form 10-Q or concern new actions that have been filed since the Second Quarter Form 10-Q:

The Company Residential Mortgage and Credit Crisis Related Matters.

Class Actions.

On September 12, 2012, the Company filed its answer to the third amended complaint in In re Morgan Stanley Pass-Through Certificates Litigation. On September 20, 2012, the plaintiffs filed a motion seeking to expand the offerings at issue in the litigation, relying on recent precedent from the United States Court of Appeals for the Second Circuit (“Second Circuit”). Defendants have opposed the motion. If the motion is granted, plaintiffs will be purporting to represent investors who purchased approximately $7.82 billion in mortgage pass through certificates issued in 2006 by thirteen trusts.

Other Litigation.

        On August 17, 2012, the court in Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. granted the Company’s motion for summary judgment with respect to the plaintiffs’ fraud claim, denied the Company’s motion for summary judgment with respect to the plaintiffs’ aiding and abetting fraud claim, and ordered plaintiffs to show cause why the negligent misrepresentation claim should not be dismissed. The court dismissed all or part of the claims of three of the fifteen plaintiffs based on lack of standing or reliance and plaintiffs have moved for reconsideration of the dismissal. On September 17, 2012, plaintiffs filed expert reports with the court alleging that they are seeking $713 million in compensatory damages on behalf of all fifteen plaintiffs. On October 5, 2012, the court ruled that plaintiffs sufficiently showed cause as to why the negligent misrepresentation claim against the Company should not be dismissed.

On October 2, 2012, the court in Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc. et al. denied, in substantial part, defendants’ motion to dismiss plaintiff’s amended complaints.

On October 11, 2012, defendants filed motions to dismiss the amended complaint in Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2011 and under Part II, Item 1A, “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2012, there were subscriptions of 14,028.776 Units of Class A totaling $11,004,054 and 102.406 Units of Class Z totaling $81,982. The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class D (a) Total Number of Units Purchased*	Class D (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 - July 31, 2012	3,679.297	$775.95	1,968.905	$724.03	165.342	$777.82	N/A	N/A
August 1, 2012 - August 31, 2012	11,610.004	$799.22	—	$747.09	—	$803.08	N/A	N/A
September 1, 2012 - September 30, 2012	4,026.448	$797.95	311.848	$747.30	—	$803.82	N/A	N/A
	19,315.749	$794.52	2,280.753	$727.21	165.342	$777.82	N/A	N/A

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Mine Safety Disclosures. Not applicable.

Item 5. Other Information

The registrant does not have a board of directors. The registrant’s general partner, Ceres Managed Futures LLC (“CMF”), is managed by a board of directors.

Effective November 14, 2012, Mr. Damian George was appointed a director of CMF.

Damian George, age 45, has been a Director of the general partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the general partner and is an associate member of the National Futures Association. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include oversight of budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments—Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc. (“Citigroup”), a financial services firm, which administered Citigroup’s hedge fund and fund of funds business, where he served as Director and was responsible for budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of Citigroup Global Markets Inc. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

Item 6.     Exhibits

Exhibits:

31.1 Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1 Section 1350 Certification (Certification of President and Director).

32.2 Section 1350 Certification (Certification of Chief Financial Officer and Director).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Document

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

BHM Discretionary Futures Fund L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Walter Davis
Walter Davis
President and Director

Date: November 14, 2012

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: November 14, 2012