Form 10-K
period 2012-12-31
Managed Futures Premier BHM L.P.
filed 2013-03-28
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-54284

MANAGED FUTURES PREMIER BHM L.P.

(Exact name of registrant as specified in its charter)

Delaware	27-3371689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue — 14th Floor

New York, New York 10036

(Address and Zip Code of principal executive offices)

(855) 672-4468

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

Yes ☐ No ☒

Units of Limited Partnership Interest with an aggregate value of $277,599,971 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2013, there were 325,966.430 Limited Partnership Units of Class A outstanding, 9,778.036 Limited Partnership Units of class D outstanding and 3,134.429 Limited Partnership Units of Class Z outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

Documents Incorporated	Part of Form 10-K
Annual Report to Managed Futures Premier BHM L.P.
Limited Partners for the year ended December 31, 2012	II, III, and IV

PART I

Item 1.  Business.

(a) General Development of Business. Managed Futures Premier BHM L.P. (formerly known as BHM Discretionary Futures Fund L.P.), (the “Partnership”) is a limited partnership organized on August 23, 2010 under the partnership laws of the State of Delaware to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership commenced trading on November 1, 2010. The commodity interests that are traded by the Partnership through its investment in the Trading Company (as defined below), are volatile and involve a high degree of market risk. The Partnership is authorized to sell an unlimited number of redeemable units of limited partnership interest (“Units”) on a continuous basis.

Ceres Managed Futures LLC a Delaware limited liability company, serves as the Partnership’s general partner (the “General Partner” or “Ceres”). Demeter Management LLC (“Demeter”) previously served as the Partnership’s general partner. Demeter was merged into Ceres effective December 1, 2010. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). Morgan Stanley is the indirect majority owner of MSSBH and Citigroup Inc. is the indirect minority owner of MSSBH.

On November 1, 2010, the Partnership allocated substantially all of its capital to the Morgan Stanley Smith Barney BHM I, LLC (the “Trading Company”), a limited liability company organized under the Delaware Limited Liability Company Law. The Trading Company was formed in order to permit accounts managed by Blenheim Capital Management LLC (“Blenheim” or the “Advisor”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, systematic trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Trading Advisor is included on page 15 under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the trading manager of the Trading Company. Individual and pooled accounts currently managed by the General Partner, including the Partnership, are permitted to be members of the Trading Company. The General Partner and the Advisor believe that trading through this Trading Company/feeder structure promotes efficiency and economy in the trading process.

On February 1, 2011, the Units offered pursuant to the Limited Partnership Agreement are deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. In addition, beginning on February 1, 2011, Class D Units were offered. Beginning August 1, 2011, Class Z units were offered to certain employees of Morgan Stanley Smith Barney LLC and its affiliates (and their family members). Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a limited partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

As of September 26, 2012, Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management. This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing broker for the Trading Company and currently acts as the Placement Agent to the Partnership (the “Placement Agent”). The clearing commodity brokers for the Trading Company are Morgan Stanley & Co. LLC (“MS&CO.”) and Morgan Stanley & Co. International plc (“MSIP”).

At December 31, 2012 and 2011, the Partnership owned approximately 67.9% and 59.4%, respectively, of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The Partnership will be liquidated upon certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership including selecting one or more trading advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1% (1.0% per year) of Net Assets of the Partnership at the beginning of each month (the “General Partner’s Fee”). This fee may be increased or decreased at the discretion of the General Partner.

The General Partner has entered into an advisory agreement (the “Advisory Agreement”) with Blenheim, a registered commodity trading advisor. Pursuant to the terms of the Advisory Agreement, the Trading Company pays Blenheim a monthly management fee equal to a percentage of the Net Assets of the Partnership as of the first day of each month.

In addition, the Trading Company may pay the Advisor an incentive fee, payable quarterly, equal to 20% of the New Trading Profits (as defined in the Advisory Agreement) earned by the Advisor for the Partnership during each calendar quarter.

Subscribers of Units will not be charged an initial sales commission, but the Partnership will, however, pay the Placement Agent ongoing compensation on a monthly basis equal to a percentage of the Net Asset Value of a Limited Partner’s Units (except for Limited Partners designated to hold Class Z Units) as of the beginning of each month. Except for Limited Partners deemed to hold Class Z Units, Limited Partners will generally receive a Class of Unit (see table below) according to the aggregate subscription amount made by such Limited Partner in the Partnership, as adjusted for additional subscriptions, redemptions and exchanges. The applicable rate payable by each Limited Partner will be determined by the Class of Units held by such Limited Partner. The Partnership pays the Placement Agent the following percentage in accordance with the following schedule:

Class of Units	Aggregate Investment	Annualized Rate (%)
A	Up to $4,999,999	3.00%
D	$5,000,000 and above	0.75%
Z	All	0%

The Placement Agent will pay a portion of the ongoing Placement Agent fee it receives from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the Limited Partner. The Partnership will not pay an ongoing Placement Agent fee with respect to Limited Partners holding Class Z Units.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests as described in Item 1(a) above. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) for the years ended December 31, 2012 and 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010 is set forth under “Item 6. Selected Financial Data.”

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

The Trading Company and Partnership Incur Substantial Charges. The Trading Company must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Trading Company is required to pay brokerage commissions and monthly management fees to Blenheim regardless of its performance. In addition, the Trading Company pays Blenheim an incentive fee equal to 20% of trading profits. As a Limited Partner in the Partnership, you will be indirectly responsible for the expenses paid by the Trading Company. The Partnership pays the General Partner’s fee, and pays the Placement Agent’s ongoing compensation. In addition, the Partnership will pay the administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the Net Assets of the Partnership. To the extent that such administrative, operating, offering and organizational expenses exceed 0.25% annually of the Net Assets of the Partnership, the General Partner or the Placement Agent will pay such expenses.

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

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you may not redeem your Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the Redemption Date, and (b) the General Partner’s receipt of your Request for Redemption in such manner determined by the General Partner no later than 3:00 p.m., New York City time, on the third Business Day before the end of the month, although the General Partner may accept Requests for Redemption at other times in its sole discretion. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Partnership Agreement will be ineffective.

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

The Partnership’s Structure Has Conflicts of Interest.

•

The General Partner, the Placement Agent, MS & Co., MSCG, and MSIP are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently.

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

•

Blenheim, MS & Co., Morgan Stanley Wealth Management, MSCG, MSIP and the General Partner and their affiliates may trade futures, forwards and options for their own accounts, and thereby compete with the Trading Company for positions. Also, the other commodity pools managed by the General Partner and Blenheim may compete with the Trading Company for futures, forwards, and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions.

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

Market Illiquidity May Cause Less Favorable Trade Prices. Although Blenheim generally will purchase and sell actively-traded contracts where last trade price information and quoted prices are readily available, the price at which a sale or purchase occurs may differ from the price expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities. In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the Commodity Futures Trading Commission (“CFTC”) or the exchanges may suspend trading in market disruption circumstances. In these cases it is possible that the Trading Company could be required to maintain a losing position that it otherwise would execute and incur significant losses or be unable to establish a position and miss a profit opportunity.

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

The Unregulated Nature of the Over-The-Counter Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges. Unlike futures contracts, over-the-counter “spot” and forward contracts are entered into between private parties off of an exchange and are not regulated by the CFTC or by any other U.S. or foreign governmental agency. Due to the fact that such contracts are not traded on an exchange, the performance of those contracts is not guaranteed by an exchange or its clearinghouse and the Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading in the over-the-counter foreign exchange markets is not regulated; therefore, there are no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Trading Company trades such contracts with MS & Co. and MSCG, and is at risk with respect to the creditworthiness and trading practices of each of MS & Co. and MSCG as the counterparty to the contracts. The relative exposure of the Partnership to contracts that are not cleared by a registered clearing firm as of December 31, 2012 is approximately 13.3%, all of which represents OTC foreign exchange forward and/or options on foreign exchange forward transactions.

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

Trading Swaps Creates Distinctive Risks. Blenheim may trade in certain swaps. Unlike futures and options on futures contracts and commodities, swap contracts are currently not generally traded on or cleared by an exchange or clearinghouse. Nevertheless, the Dodd-Frank Act contemplates that certain swaps will be exchange-traded and cleared by a clearinghouse in the future and the CFTC proposed requiring that certain classes of interest rate and credit default swaps be cleared in the future. As with any forward foreign currency or spot contract, until such time as these transactions are cleared or guaranteed by an exchange, the Trading Company will be subject to the risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the loss would be calculated by referring to the current market value of the contract. One of the factors in such calculation may be the net present value of future payments required by contract. In addition, some swap counterparties may require the Trading Company to deposit collateral to support the Trading Company’s obligation under the swap agreement but may not themselves deposit collateral. If the counterparty to such a swap defaults, the Trading Company would be a general unsecured creditor for any termination amounts owed by the counterparty as well as for any collateral deposits in excess of the amounts owed by the Trading Company to the counterparty, which would result in losses to the Trading Company (and the Partnership).

Swap counterparties may hold collateral in U.S. or non-U.S. depositories. Non-U.S. depositories are not subject to U.S. regulation. The Trading Company’s assets held in these depositories are subject to the risk that events could occur which would hinder or prevent the availability of these funds for distribution to customers including the Trading Company. Such events may include actions by the government of the jurisdiction in which the depository is located including expropriation, taxation, moratoria and political or diplomatic events.

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

The Trading Company is Subject to Speculative Position Limits. The CFTC and/or U.S. exchanges have established “speculative position limits” on the maximum net long or net short position which any person or group of persons may hold or control in particular futures, options on futures and swaps that perform a significant price discovery function. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. The trading instructions of Blenheim may have to be modified, and positions held by the Trading Company may have to be liquidated in order to avoid exceeding these limits. Such modification or liquidation could adversely affect the operations and profitability of the Trading Company by increasing transaction costs to liquidate positions and limiting potential profits on the liquidated positions.

    In October 2011, the CFTC adopted new rules governing position limits. In September 2012, these rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. The vacated rules established position limits on certain futures contracts and any economically equivalent futures, options and swaps. These rules could have an adverse effect on Blenheim trading for the Trading Company.

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

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to over $300 billion in 2012. This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for Blenheim to obtain the best prices for the Partnership.

You Will Not Have Access to the Partnership’s Positions and Must Rely on the General Partner to Monitor Blenheim. As a Limited Partner, you will not have access to the Trading Company’s trade positions. Consequently, you will not know whether Blenheim is adhering to the Partnership’s trading policies and must rely on the ability of the General Partner to monitor trading and protect your investment.

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

Item 2.  Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSB Holdings. The address is 522 Fifth Avenue, 14th Floor, New York, New York 10036.

Item 3.  Legal Proceedings.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named MS&Co. or (the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of Morgan Stanley and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of Morgan Stanley and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including Morgan Stanley and MS&Co.

MS&Co. is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General (“NYAG”) in connection with its investigation relating to the sale of auction-rate securities (“ARS”). Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters. A separate investigation of these matters by the SEC remains ongoing.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case is styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs currently assert allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. The plaintiffs’ motion for class certification was denied in June 2010. The court denied the Company’s motion for summary judgment on the aiding and abetting fraud claim in August 2012. The Company’s motion for summary judgment on the negligent misrepresentation claim, filed on November 30, 2012, is pending. The court has set a trial date of May 6, 2013. There are currently 14 named plaintiffs in the action claiming damages of approximately $638 million. Plaintiffs are also seeking punitive damages. Based on currently available information, the Company believes that the defendants could incur a loss up to approximately $638 million, plus pre- and post-judgment interest, fees and costs.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints were filed on June 10, 2010. The amended complaints allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act, and overruled defendants’ demurrers with respect to all other claims. At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in these cases was approximately $365 million, and the certificates had not yet incurred losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $365 million unpaid balance of these certificates and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

    On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and alleges that defendants made untrue statements and material omissions in the sale of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $344 million. The complaints raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the as yet undetermined unpaid balance of these certificates and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in this case was approximately $105 million, and certain certificates had begun to incur losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date of November 2013. At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in this case was approximately $123 million, and certain certificates had begun to incur losses.

Based on currently available information, the Company believes it could incur a loss up to the difference between the $123 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, NY County, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the SDNY and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of the State of New York. On May 11, 2012, plaintiff withdrew its motion to remand. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At January 25, 2013, the current unpaid balance of the mortgage pass through certificates at issue in these cases was approximately $2.9 billion, and the certificates had incurred losses in excess of $40 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $2.9 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 4.  Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Units.

(b)	Holders. The number of holders of Units as of December 31, 2012 was 4,116.

(c)	Dividends. The Partnership did not declare any distribution in 2012 or 2011. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities — Use of Proceeds from Registered Securities. For the year ended December 31, 2012, there were subscriptions of 97,785.031 Units of Class A totaling $80,608,804, 696.660 Units of Class D totaling $539,571, 2,333.949 Units of Class Z totaling $1,928,984, and 303.047 General Partner units of Class Z totaling $250,000. For the year ended December 31, 2011, there were subscriptions of 277,321.542 Units of Class A totaling $290,979,396, 20,469.784 Units of Class D totaling $18,855,959, 1,277.675 Units of Class Z totaling $1,192,870, and 1,132.249 General Partner units of Class A totaling $1,250,000, 3,548.852 General Partner units of Class D totaling $3,458,254 and 3,322.258 General Partner units of Class Z totaling $2,828,471. For the period November 1, 2010 (commencement of trading operations) to December 31, 2010, there were subscriptions of 52,488.504 Units of Class A totally $54,672,019 and 562.789 General Partner units of Class A totally $585,000. The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D. Proceeds from the additional subscriptions of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 — October 31, 2012	7,175.943	$765.65	—	$773.29	N/A	N/A
November 1, 2012 — November 30, 2012	10,484.839	$781.93	59.272	$791.67	N/A	N/A
December 1, 2012 — December 31, 2012	5,714.805	$763.93	11.813	$775.42	N/A	N/A
	23,375.587	$772.53	71.085	$788.97	N/A	N/A

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2012 and 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010, and total assets at December 31, 2012 and 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010 were as follows:

	2012	2011	2010
	$	$	$
Net realized and unrealized trading gains (losses) net of expenses allocated from the Trading Company and ongoing placement agent fees of $14,754,607, $11,232,532 and $677,078, respectively	(21,805,136)	(71,398,315)	2,168,698
Interest income allocated from Trading Company	(37,961)	(40,509)	106

	(21,843,097)	(71,438,824)	2,168,804

Net income (loss)	(24,996,834)	(73,960,886)	2,043,535

Total assets	271,436,225	270,589,333	89,310,818

Increase (decrease) in net asset value per unit:
Class A	(67.29)	(246.94)	78.16

Class D	(45.85)	(234.61)	—

Class Z	(43.22)	(181.36)	—

Net asset value per unit:
Class A	763.93	831.22	1,078.16
Class D	719.54	765.39	—
Class Z	775.42	818.64	—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the period January 1, 2012 through December 31, 2012, the approximate average market sector allocation for the Partnership was 4.8% currencies, 18.4% energy, 6.6% grains, 7.9% interest rates, 0.2% livestock, 43.9% Metals, 14.8% softs and 3.4% stock indices.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company and cash. The Trading Company does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2012.

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

(ii)

The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Trading Company’s net assets allocated to that Advisor.

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

In the normal course of business, the Partnership, through its investment in the Trading Company, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps, certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchase of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Trading Company’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Trading Company’s risk of loss is reduced through the use of legally enforceable Trading Company netting agreements with counterparties that permit the Partnership/Trading Company to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Trading Company has credit risk and concentration risk, as MS&CO. is the sole counterparty or broker with respect to the Partnership’s/Trading Company’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&CO., the Partnership’s/Trading Company’s counterparty is an exchange or clearing organization.

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

The General Partner/Managing Member monitors and attempts to control the Partnership’s/Trading Company’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes, that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Trading Company may be subject. These monitoring systems generally allow the General Partner/Managing Member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange cleared-swaps and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also “Item 8. Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

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

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income or losses allocated from the Trading Company on trading and by expenses, interest income allocated from the Trading Company, redemptions of Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees, advisory fees and administrative fees. The level of these expenses is dependent upon trading performance and the level of Net Assets maintained. In addition, the amount of interest income payable by MS&CO. is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of its Units at their net asset value as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2012, 61,449.787 Units of Class A were redeemed totaling $48,773,959, 11,584.710 Units of Class D were redeemed totaling $8,718,202 and 236.427 Units of Class Z were redeemed totaling $184,690. For the year ended December 31, 2011, 32,661.079 Units of Class A were redeemed totaling $30,782,992 and 1,695.038 General Partner unit equivalents of Class A were redeemed totaling $1,863,254. For the period ended December 31, 2011, 3,548.852 General Partner unit equivalents of Class D were redeemed totaling $2,828,471, and 26 Units of Class Z were redeemed totaling $22,221. There were no redemptions of Units for the period ended December 31, 2010.

For the year ended December 31, 2012, there were subscriptions of 97,785.031 Units of Class A totaling $80,608,804, 696.660 Units of Class D totaling $539,571 and 2,333.949 Units of Class Z totaling $1,928,984 and General Partner contributions representing 303.047 unit equivalents totaling $250,000. For the year ended December 31, 2011, there were subscriptions of 277,321.542 Units of Class A totaling $290,979,396 , and General Partner contributions representing 1,132.249 unit equivalents totaling $1,250,000. For the period from February 1, 2011 (commencement of offering ) to December 31, 2011, there were subscriptions of 20,469.784 Units of Class D totaling $18,855,959, General Partner contributions representing 3,548,852 unit equivalents totaling $3,458,254. For the period from August 1, 2011 (commencement of offering) to December 31, 2011, there were subscriptions of 1,277.675 Units of Class Z totaling $1,192,870, and General Partner contributions representing 3,322.258 unit equivalents totaling $2,828,471. For the period from November 1, 2010 (commencement of operations) to December 31, 2010, there were subscriptions of 52,488.504 Units of Class A totaling $54,672,019 and General partner contributions representing 562.789 unit equivalents totaling $585,000.

(c) Results of Operations.

For the year ended December 31, 2012, the net asset value per Unit for Class A decreased 8.1% from $831.22 to $763.93, the net asset value per Unit for Class D decreased 6.0% from $765.39 to $719.54, the net asset value per Unit for Class Z decreased 5.3% from $818.64 to $775.42. For the year ended December 31, 2011, the net asset value per Unit for Class A decreased 22.9% from $1,078.16 to $831.22. For the period from February 1, 2011 (commencement of offering) to December 31, 2011, the net asset value per Unit for Class D decreased 23.5% from $1,000.00 to $765.39. For the period from August 1, 2011 (commencement of offering) to December 31, 2011, the net asset value per unit for Class Z decreased 18.1% from $1,000.00 to $818.64. For the period from November 1, 2010 (commencement of operations) to December 31, 2010, the net asset value per Unit for Class A increased 7.8% from $1,000.00 to $1,078.16.

The Partnership, through its investment in the Trading Company, experienced a net trading loss of $7,050,529 before fees and expenses for the year ended December 31, 2012. Losses were primarily attributable to the Trading Company’s trading in interest rates and were partially offset by gains in commodities, equities and currencies. The net trading gain or loss for the Partnership is discussed on page 26 under Item 8. Financial Statements and Supplementary Data.

The most significant losses were incurred within agricultural commodities during October primarily from long futures positions in soybeans as prices tumbled lower as an early U.S. harvest and improving weather conditions in South America boosted supplies. Losses were also incurred in October from long futures positions in cocoa as prices declined at the end of the month as signs of an economic slowdown and ample supply of the commodity from the Ivory Coast helped to push prices lower. Further losses were incurred from long futures positions in cotton as prices declined amidst hot and dry weather in the U.S., which eroded the quality of the crop. Trading in global interest rate futures resulted in losses during April from short futures positions in U.S. 30-year Treasury bonds as prices rallied given concerns about the Greek debt crisis as investors sought “safe haven” assets in the form of U.S. government debt. Further losses were incurred during July from short futures positions in U.S. 30-year Treasury bond futures as prices were negatively impacted given continued concerns about the Eurozone and as the financial “health” of the U.S. economy saw investors seeking the “relative stability” of government debt. Currencies also incurred losses for the Partnership, most notably during March and April, from a long position in the Brazilian real, which was adversely impacted given concerns over earnings in China that reduced demand for higher-yielding currencies. Further losses were incurred in September from a long Australian dollar position versus the U.S. dollar as the value of the Australian dollar declined after a report signaled that Chinese manufacturing will contract, clouding the prospects for the South Pacific nation’s resource exports. The Partnership’s trading losses for the year were partially offset by gains from trading metals, energies, and global stock indices. The most significant gains were recorded during August in metals from long futures positions in platinum and palladium as prices for these metals advanced on concerns that labor related violence in South Africa will curb supply. Further gains were recorded from long futures positions in tin as prices appreciated as China announced they may use stimulus measures to boost their economy, thus increasing potential demand. Energies trading benefited during April and May from short futures positions in natural gas as prices declined given mild weather throughout the United States. Further gains were recorded from short futures positions in Brent crude oil during May and June as prices declined given weaker global demand for the commodity.

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

Interest expense allocated from the Trading Company for the three and twelve months ended December 31, 2012 decreased $19,615 and $2,548, respectively, as compared to the corresponding periods in 2011. The decrease in interest expense is due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2012, as compared to the corresponding periods in 2011. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership.

Placement Agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The Placement Agent fees for the three and twelve months ended December 31, 2012 increased $98,961 and $2,001,679, respectively, as compared to the corresponding periods in 2011. The increase in Placement Agent fees is due to higher average net assets during the three and twelve months ended December 31, 2012, as compared to the corresponding periods in 2011.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the Net Assets of the Partnership. Administrative expenses for the three and twelve months ended December 31, 2012 increased $20,908 and $700,091, respectively, as compared to the corresponding periods in 2011. The increase in administrative fees is due to higher average net assets during the three and twelve months ended December 31, 2012, as compared to the corresponding periods in 2011.

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

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2012 and 2011 were $242,523 and $310,939, respectively.

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

Commodity futures markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

(d) Off-balance sheet Arrangements. None

(e) Contractual Obligation. None

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

Accounting principles generally accepted in the United States of America (“GAAP”) also requires the use judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in volume and level of activity in the Partnership’s Level 2 assets.

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investments in the Trading Company reflects its proportional interest in the Trading Company. As of and for the years ended December 31, 2012 and 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2012 and 2011, there were no transfers of assets and liabilities between Level 1 and Level 2.

The Trading Company considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2012 and 2011, the Trading Company did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2012 and 2011, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The Trading Company’s Trading Value at Risk in Different Market Sectors

Value at risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Trading Company’s open positions by market category as of December 31, 2012 and 2011, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Trading Company have been included in calculating the figures set forth below. As of December 31, 2012, the Trading Company’s total capitalization was $400,129,363 and the Partnership owned approximately 67.9% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2012 was as follows:

	December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$18,985,549	4.74%	$37,860,223	$15,628,562	$26,432,348
Currency	2,353,158	0.59%	12,680,962	259,639	7,283,125
Interest Rate	340,639	0.09%	6,703,240	182,760	2,834,140

Total	$21,679,346	5.42%

*	Annual average of month-end Value at Risk.

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

The following were the primary trading risk exposures of the Trading Company as of December 31, 2012, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Trading Company’s primary equity exposure is to equity price risk in United States. The stock index futures traded by the Trading Company are limited to futures on broadly based indices. As of December 31, 2012 the Trading Company’s primary exposures was in the S&P 500 (U.S.) stock index. The General Partner/Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Trading Company is primarily exposed to the risk of adverse price trends or static markets in the major U.S. indices. (Static markets would not cause major market changes but would make it difficult for the Trading Company to avoid being “whipsawed” into numerous small losses.)

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

Item 8. Financial Statements and Supplementary Data.

MANAGED FUTURES PREMIER BHM L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2012 and 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010; Statements of Financial Condition at December 31, 2012 and 2011; Statements of Income and Expenses for the years ended December 31, 2012 and 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010; Statements of Changes in Partners’ Capital for the years ended December 2012 and 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010.

To the Limited Partners of

Managed Futures Premier BHM L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Walter Davis
President and Director
Ceres Managed Futures LLC
General Partner,
Managed Futures Premier BHM L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over

Financial Reporting

The management of Managed Futures Premier BHM L.P. (formerly known as BHM Discretionary Futures Fund L.P.) (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Managed Futures Premier BHM L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2012 based on the criteria referred to above.

Walter Davis President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier BHM L.P.	Damian George Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier BHM L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier BHM L.P. (formerly, BHM Discretionary Futures Fund L.P.):

We have audited the accompanying statements of financial condition of Managed Futures Premier BHM L.P. (formerly, BHM Discretionary Futures Fund L.P.) (the “Partnership”), as of December 31, 2012 and 2011, and the related statements of income and expenses and changes in partners’ capital for the years then ended and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier BHM L.P. as of December 31, 2012 and 2011, and the results of its operations and its changes in partners’ capital for the years then ended and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2013

Managed Futures Premier BHM L.P.

Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
	$	$
Assets:
Investment in Trading Company, at fair value (Note 1)	271,436,225	270,589,333

Total assets	271,436,225	270,589,333

Liabilities and Partners’ Capital
Liabilities:
Redemptions payable	4,374,871	4,181,653

Total liabilities	4,374,871	4,181,653

Partners’ Capital: (Notes 1 and 4)
General Partner, Class A, (0.000 unit equivalents outstanding at December 31, 2012 and 2011)	—	—
General Partner, Class D, (0.000 unit equivalents outstanding at December 31, 2012 and 2011)	—	—
General Partner, Class Z, (3,625.305 and 3,322.258 unit equivalents outstanding at December 31, 2012 and 2011, respectively)	2,811,134	2,719,733
Limited Partners, Class A, (333,484.211 and 297,148.967 units outstanding at December 31, 2012 and 2011, respectively)	254,758,737	246,995,994
Limited Partners, Class D, (9,581.734 and 20,469.784 units outstanding at December 31, 2012 and 2011, respectively)	6,894,422	15,667,296
Limited Partners, Class Z, (3,349.197 and 1,251.675 units outstanding at December 31, 2012 and 2011, respectively)	2,597,061	1,024,657

Total Partners’ Capital	267,061,354	266,407,680

Total liabilities and Partners’ Capital	271,436,225	270,589,333

Net asset value per unit:
Class A	763.93	831.22

Class D	719.54	765.39

Class Z	775.42	818.64

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Income and Expenses

for the years ended December 31, 2012 and 2011

and for the period November 1, 2010

(commencement of trading operations)

to December 31, 2010

	2012	2011	2010
	$	$	$
Investment Income:
Interest income allocated from Trading Company	(37,961)	(40,509)	106

Expenses:
Expenses allocated from Trading Company	6,418,512	4,898,116	609,066
Ongoing placement agent fees	8,336,095	6,334,416	68,012
Administrative fees	2,911,214	2,211,123	22,671
Organizational costs	—	—	96,931
Other	242,523	310,939	5,667

Total expenses	17,908,344	13,754,594	802,347

Net investment loss	(17,946,305)	(13,795,103)	(802,241)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	(13,470,407)	(45,415,091)	277,758
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	6,419,878	(14,750,692)	2,568,018

Total trading results allocated from Trading Company	(7,050,529)	(60,165,783)	2,845,776

Net income (loss)	(24,996,834)	(73,960,886)	2,043,535

Net income (loss) allocation from Trading Company
Class A	(24,072,102)	(69,887,711)	2,043,535

Class D	(594,243)	(3,818,446)	—

Class Z	(330,489)	(254,729)	—

Net income (loss) per unit*
Class A	(67.29)	(246.94)	78.16

Class D	(45.85)	(234.61)	—

Class Z	(43.22)	(181.36)	—

Weighted average units outstanding
Class A	339,565.815	210,780.940	28,593.5675

Class D	14,105.973	15,000.148	—

Class Z	6,418.642	2,138.293	—

*	Based on change in net asset value per unit.

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2012 and 2011

and for the period November 1, 2010

(commencement of trading operations)

to December 31, 2010

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
	$		$		$		$
Initial contributions – Limited Partners	4,075,842	4,075.842	—	—	—	—	4,075,842	4,075.842
Initial contributions – General Partner	60,000	60.000	—	—	—	—	60,000	60.000
Subscriptions – Limited Partners	50,596,177	48,412.662	—	—	—	—	50,596,177	48,412.662
Subscriptions – General Partner	525,000	502.789	—	—	—	—	525,000	502.789
Net income (loss)	2,043,535	—	—	—	—	—	2,043,535	—

Partners’ Capital at December 31, 2010	57,300,554	53,051.293	—	—	—	—	57,300,554	53,051.293
Subscriptions – Limited Partners	290,979,396	277,321.542	18,855,959	20,469.784	1,192,870	1,277.675	311,028,225	299,069.001
Subscriptions – General Partner	1,250,000	1,132.249	3,458,254	3,548.852	2,828,471	3,322.258	7,536,725	8,003.359
Net income (loss)	(69,887,710)	—	(3,818,446)	—	(254,730)	—	(73,960,886)	—
Redemptions – Limited Partners	(30,782,992)	(32,661.079)	—	—	(22,221)	(26.000)	(30,805,213)	(32,687.079)
Redemptions – General Partner	(1,863,254)	(1,695.038)	(2,828,471)	(3,548.852)	—	—	(4,691,725)	(5,243.890)

Partners’ Capital at December 31, 2011	246,995,994	297,148.967	15,667,296	20,469.784	3,744,390	4,573.933	266,407,680	322,192.684
Subscriptions – Limited Partners	80,608,804	97,785.031	539,571	696.660	1,928,984	2,333.949	83,077,359	100,815.640
Subscriptions – General Partner	—	—	—	—	250,000	303.047	250,000	303.047
Net income (loss)	(24,072,102)	—	(594,243)	—	(330,489)	—	(24,996,834)	—
Redemptions – Limited Partners	(48,773,959)	(61,449.787)	(8,718,202)	(11,584.710)	(184,690)	(236.427)	(57,676,851)	(73,270.924)

Partners’ Capital at December 31, 2012	254,758,737	333,484.211	6,894,422	9,581.734	5,408,195	6,974.502	267,061,354	350,040.447

Net asset value per unit:

2010:	Class A	$1,078.16

2011:	Class A	$831.22

	Class D	$765.39

	Class Z	$818.64

2012:	Class A	$763.93

	Class D	$719.54

	Class Z	$775.42

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2012

1.	Partnership Organization:

Managed Futures Premier BHM L.P. (formerly known as BHM Discretionary Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on August 23, 2010 under the partnership laws of the State of Delaware to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership commenced trading on November 1, 2010. The commodity interests that are traded by the Partnership through its investment in the Trading Company (as defined below), are volatile and involve a high degree of market risk. The Partnership is authorized to sell an unlimited number of redeemable units of limited partnership interest (“Units”) on a continuous basis.

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

On February 1, 2011, the Units offered pursuant to the Limited Partnership Agreement are deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. In addition, beginning on February 1, 2011, Class D Units were offered. Beginning August 1, 2011, Class Z units were offered to certain employees of Morgan Stanley Smith Barney LLC and its affiliated (and their family members). Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a Limited Partner receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

As of September 26, 2012, Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management. This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing broker for the Trading Company and currently serves as the Placement Agent to the Partnership. The clearing commodity brokers for the Trading Company are Morgan Stanley & Co. LLC (“MS&CO.”) and Morgan Stanley & Co. International plc (“MSIP”).

The financial statements of the Trading Company, including the Condensed Schedules of Investments, are contained elsewhere in this report and, should be read together with the Partnership’s financial statements.

As of December 31, 2012 and 2011, the Partnership owned approximately 67.9% and 59.4% of the Trading Company, respectively. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2012

The Partnership will be liquidated upon certain circumstances as defined in the Limited Partnership Agreement of the Partnership (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. The Partnership values its investment in the Trading Company at its net asset value per unit as calculated by the Trading Company. The Trading Company values its investments as described in Note 2 of the Trading Company’s attached financial statements as of December 31, 2012.

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

Effective January 1, 2012, the Partnership adopted Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRS”).” The amendments within this ASU changed the wording used to describe many of the GAAP requirements for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between GAAP and IFRS. However, some of the amendments clarified the Financial Accounting Standards Board’s (“FASB”) intent about the application of existing fair value measurement requirements and other amendments changed a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a significant impact on the Partnership’s financial statements.

The Partnership values its investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the years

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2012

ended December 31, 2012 and 2011, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2012 and 2011, there were no transfers of assets and liabilities between Level 1 and Level 2.

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$271,436,225	$—	$271,436,225	$—

Net fair value	$271,436,225	$—	$271,436,225	$—

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$270,589,333	$—	$270,589,333	$—

Net fair value	$270,589,333	$—	$270,589,333	$—

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

e.	Subsequent Events. The General Partner has reviewed subsequent events occurring through March 25, 2013, the date these financial statements were available to be issued, and determined that no subsequent events occurred requiring adjustment or disclosure in the financial statements.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2012

f.	Recent Accounting Pronouncements. On October 1, 2012, the FASB issued ASU 2012-04 “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU will not have a material impact on the Partnership’s financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Subsequently in January 2013, the FASB issued ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which clarifies the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a Partnership netting arrangement. The objective of these disclosures is to facilitate comparisons between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership would also provide the disclosures retrospectively for all comparative periods presented. The Partnership is currently evaluating the impact these pronouncements would have on the financial statements.

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

h.

Ongoing Placement Agent Fees. The Partnership pays the Placement Agent ongoing compensation on a monthly basis equal to a percentage of each investor’s aggregate principal investment in the Partnership as adjusted for additional subscriptions, redemptions, and exchanges per the following schedule: Class A — 1/12th of 3.0% (a 3.0% annual rate); Class D — 1/12th of 0.75% (a 0.75% annual rate). Certain Limited Partners (other than ERISA/IRA investors) may be deemed to hold Class Z Units. Class Z Units are not subject to ongoing Placement Agent fees.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2012

The Placement Agent will pay a portion of the ongoing Placement Agent fee it receives from the Partnership to the Morgan Stanley Smith Barney Financial Advisor or Private Wealth Advisor responsible for selling the Units to the Limited Partner.

i.	Administrative, Operating and Organizational Expenses. The Partnership will pay the ongoing administrative, operating and organizational expenses of the Partnership and the Partnership’s pro rata share of such expenses of the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the Net Assets of the Partnership. In addition, the initial organization costs were not subject to 0.25%. To the extent that such ongoing administrative, operating and organizational expenses exceed 0.25% annually of the Net Assets of the Partnership, the General Partner or the Placement Agent will pay such expenses.

j.	Fees Paid to the Advisor. All management and incentive fees are borne by the Trading Company.

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

The Partnership and Trading Company in the normal course of business, enters into various contracts with MS&Co. and MSIP acting as their commodity brokers. The brokerage agreements with MS&Co., and MSIP give the Partnership and the Trading Company, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Trading Company nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on its Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2012

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

As of December 31, 2012, all of these costs have been reimbursed to MS&Co by the Partnership.

6.	Financial Highlights:

Changes in the net asset value per unit by Class A for the years ended December 31, 2012 and 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010 and changes in the net asset value for Class D and Class Z for the year ended December 31, 2012 and for the period ended December 31, 2011 were as follows:

	2012			2011	For the period February 1, 2011 (commencement of offering) to December 31, 2011	For the period August 1, 2011 (commencement of offering) to December 31, 2011	For the period November 1, 2010 (commencement of operations) to December 31, 2010
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A
Net realized and unrealized gains (losses)*	$(42.22)	$(22.54)	$(18.20)	$(211.42)	$(209.09)	$(169.49)	$113.24
Net investment income (loss)**	(25.07)	(23.31)	(25.02)	(35.52)	(25.52)	(11.87)	(35.08)

Increase (decrease) for the year/period	(67.29)	(45.85)	(43.22)	(246.94)	(234.61)	(181.36)	78.16
Net asset value per Unit, beginning of year/period	831.22	765.39	818.64	1,078.16	1,000.00	1,000.00	1,000.00

Net asset value per Unit, end of year/period	$763.93	$719.54	$775.42	$831.22	$765.39	$818.64	$1,078.16

Redemption/subscription value per Unit, end of year/period***	$763.93	$719.54	$775.42	$831.22	$765.39	$818.64	$1,081.62

*	Includes ongoing placement agent fees.

**	Excludes ongoing placement agent fees and organizational costs.

***	GAAP net asset value per unit adjusted for the remaining accrued liability for reimbursement of organizational costs. (Note 5)

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2012

	2012			2011	For the period February 1, 2011 (commencement of offering) to December 31, 2011	For the period August 1, 2011 (commencement of offering) to December 31, 2011	For the period November 1, 2010 (commencement of operations) to December 31, 2010
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A
Ratios to average net assets:****
Net investment income (loss)	(6.5)%	(4.2)%	(3.8)%	(7.0)%	(4.9)%	(2.9)%	(13.0)%
Incentive fees allocated from the Trading company	—%	—%	—%	—%	—%	—%	5.1%

Net investment income (loss) before incentive fees*****	(6.5)%	(4.2)%	(3.8)%	(7.0)%	(4.9)%	(2.9)%	(7.9)%

Operating expenses	6.5%	4.2%	3.8%	7.0%	4.9%	2.9%	7.9%
Incentive fees allocated from the Trading Company	—%	—%	—%	—%	—%	—%	5.1%

Total expenses	6.5%	4.2%	3.8%	7.0%	4.9%	2.9%	13.0%

Total return:
Total return before incentive fees allocated from the Trading Company	(8.1)%	(6.0)%	(5.3)%	(22.9)%	(23.5)%	(18.1)%	10.2%
Incentive fees allocated from the Trading Company	—%	—%	—%	—%	—%	—%	(2.4)%

Total return after incentive fees allocated from the Trading Company	(8.1)%	(6.0)%	(5.3)%	(22.9)%	(23.5)%	(18.1)%	7.8%

Ratios to average net assets are annualized and exclude organizational costs.

****	Annualized (other than incentive fees) for periods of less than one year.

*****	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2012

risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract.

The risk to the Limited Partners that have purchased Units in the Partnership is limited to the amount of their share of the Partnership’s net assets. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Trading Company’s risk of loss in the event of a counterparty default is typically limited to the asset amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Trading Company’s risk of loss is reduced through the use of legally enforceable Trading Company netting agreements with counterparties that permit the Partnership/Trading Company to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Trading Company has credit risk and concentration risk, as MS&Co. is the sole counterparty or broker with respect to the Partnership’s/Trading Company’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co., the Partnership’s/Trading Company’s counterparty is an exchange or clearing organization.

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

    Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2012 and 2011:

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) net of expenses allocated from Trading Company, ongoing placement agent fees and interest income allocated from Trading company	$(11,346,671)	$9,420,814	$(26,907,620)	$6,990,380

Net income (loss)	$(12,087,115)	$8,648,546	$(27,727,406)	$6,169,141

Increase (decrease) in net asset value per unit:

Class A	$(34.02)	$23.44	$(75.68)	$18.97

Class D	$(27.76)	$25.97	$(65.91)	$21.85

Class Z	$(28.40)	$29.38	$(69.13)	$24.93

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 30, 2011
Net realized and unrealized trading gains (losses) net of expenses allocated from Trading Company, ongoing placement agent fees and interest income allocated from Trading Company	$(12,765,429)	$(36,650,422)	$(20,845,206)	$(1,177,767)

Net income (loss)	$(13,591,655)	$(37,378,329)	$(21,506,898)	$(1,484,004)

Increase (decrease) in net asset value per unit:

Class A	$(43.20)	$(125.88)	$(86.86)	$9.00

Class D	$(35.16)	$(109.88)	$(73.28)	$(16.29)

Class Z	$(36.01)	$(145.35)	$—	$—

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Morgan Stanley Smith Barney BHM I, LLC:

We have audited the accompanying statements of financial condition of Morgan Stanley Smith Barney BHM I, LLC (the “Trading Company”), including the condensed schedules of investments, as of December 31, 2012 and 2011, and the related statements of income and expenses and changes in members’ capital for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Trading Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Smith Barney BHM I, LLC as of December 31, 2012 and 2011, and the results of its operations and its changes in members’ capital for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2013

Morgan Stanley Smith Barney BHM I, LLC

Statements of Financial Condition

	December 31,
	2012	2011
	$	$
ASSETS
Trading Equity:
Unrestricted cash	376,779,691	431,008,463
Restricted cash	25,431,512	39,680,416

Total cash	402,211,203	470,688,879

Net unrealized gain (loss) on open contracts (MSIP)	4,931,856	(9,386,431)
Net unrealized loss on open contracts (MS&Co.)	(7,615,925)	(2,733,968)

Total net unrealized loss on open contracts	(2,684,069)	(12,120,399)

Options purchased (premiums paid $6,670,540 and $10,429,207, respectively)	4,603,450	12,753,218

Total Trading Equity	404,130,584	471,321,698
Expense reimbursements	9,576	15,406

Total Assets	404,140,160	471,337,104

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES
Options written (premiums received $6,229,235 and $11,823,204, respectively)	3,436,153	15,280,523
Accrued management fees	573,103	592,596
Accrued administrative fees	1,541	1,947
Interest payable (MS&Co. & Morgan Stanley Wealth Management)	—	7,910

Total Liabilities	4,010,797	15,882,976

MEMBERS’ CAPITAL
Non-Managing Members	400,129,363	455,454,128

Total Members’ Capital	400,129,363	455,454,128

Total Liabilities and Members’ Capital	404,140,160	471,337,104

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Condensed Schedule of Investments

December 31, 2012

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Members’ Capital
	$
Commodity	1,213,038	0.30
Equity	(44)	— (1)
Foreign currency	(3,501,686)	(0.87)

Total Futures and Forward Contracts Purchased	(2,288,692)	(0.57)

Futures and Forward Contracts Sold
Commodity	(1,802,807)	(0.45)
Foreign currency	2,173,875	0.54
Interest rate	(13)	— (1)

Total Futures and Forward Contracts Sold	371,055	0.09

Unrealized Currency Loss	(766,432)	(0.19)

Net fair value	(2,684,069)	(0.67)

Options Contracts	Fair Value	% of Members’ Capital
	$
Options purchased on Futures Contracts	4,603,450	1.15
Options written on Futures Contracts	(3,436,153)	(0.86)

(1)	Amounts less than 0.005%.

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

Morgan Stanley Smith Barney BHM I, LLC

Statements of Income and Expenses

	For the Years Ended December 31,
	2012	2011	2010
	$	$	$
INVESTMENT LOSS
Interest income (MS&Co. & Morgan Stanley Wealth Management)	(48,368)	(53,603)	(8,738)

EXPENSES
Management fees	7,333,770	6,024,065	995,671
Brokerage, clearing and transaction fees	955,168	887,814	409,435
Administrative fees	21,597	92,260	166,341
Incentive fees	—	245,858	2,919,946

Total Expenses	8,310,535	7,249,997	4,491,393
Expense reimbursements	(176,394)	(214,007)	(262,117)

Net expenses	8,134,141	7,035,990	4,229,276

NET INVESTMENT LOSS	(8,182,509)	(7,089,593)	(4,238,014)

TRADING RESULTS
Trading profit (loss):
Net Realized	(20,813,849)	(66,726,055)	25,108,664
Net change in unrealized	11,295,630	(33,849,749)	8,978,695

Total Trading Results	(9,518,219)	(100,575,804)	34,087,359

NET INCOME (LOSS)	(17,700,728)	(107,665,397)	29,849,345

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Statements of Changes in Members’ Capital

For the Years Ended December 31, 2012, 2011, and 2010

	Managing Member	Non-Managing Members	Total
	$	$	$
Members’ Capital, December 31, 2009	—	154,003,687	154,003,687
Capital Contributions	—	65,608,578	65,608,578
Net Income	—	29,849,345	29,849,345
Capital Withdrawals	—	(40,808,732)	(40,808,732)

Members’ Capital, December 31, 2010	—	208,652,878	208,652,878
Capital Contributions	—	374,753,971	374,753,971
Net Loss	—	(107,665,397)	(107,665,397)
Capital Withdrawals	—	(20,287,324)	(20,287,324)

Members’ Capital, December 31, 2011	—	455,454,128	455,454,128
Capital Contributions	—	32,681,973	32,681,973
Net Loss	—	(17,700,728)	(17,700,728)
Capital Withdrawals	—	(70,306,010)	(70,306,010)

Members’ Capital, December 31, 2012	—	400,129,363	400,129,363

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

1.	Organization

Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC” or the “Trading Company”) was formed on March 26, 2007, as a Delaware limited liability company under the Delaware Limited Liability Company Act (the “Act”), to facilitate investments by Morgan Stanley Smith Barney LLC managed futures funds. The Trading Company commenced operations on August 1, 2007. Ceres Managed Futures LLC (“Ceres” or the “Trading Manager”) is the trading manager of the Trading Company. Ceres has retained Blenheim Capital Management LLC (“Blenheim” or the “Trading Advisor”) to engage in the speculative trading of commodities, domestic and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and on futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 5. Financial Instruments) on behalf of the Trading Company. Each member (each investor in the Trading Company, a “Member”) invests its assets in the Trading Company, which allocates substantially all of its assets in the trading program of Blenheim, an unaffiliated commodity trading advisor registered with the Commodity Futures Trading Commission (“CFTC”), which makes investment decisions for the Trading Company. As of December 31, 2012, Polaris Futures Fund L.P. (“Polaris”) (a Delaware limited partnership), Meritage Futures Fund L.P. (“Meritage”) (a Delaware limited partnership), Morgan Stanley Smith Barney Spectrum Strategic L.P. (“DWSS”) (a Delaware limited partnership) and Managed Futures Premier BHM L.P. (formerly, BHM Discretionary Futures Fund L.P.) (“Premier BHM”) (a Delaware limited partnership) were the Members of the Trading Company.

Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.

The clearing commodity brokers for the Trading Company are Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”). MS&Co. also acts as the counterparty on all trading of the foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of the options on foreign currency forward contracts. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) and is a subsidiary of MSSBH. This entity, where the Trading Company continues to maintain a cash account, previously acted as a non-clearing broker for the Trading Company. MS&Co. and its affiliates act as the custodians of the Trading Company’s assets. MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.

2.	Summary of Significant Accounting Policies

Use of Estimates – The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates and the differences could be material.

Valuation – Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts. The

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Income and Expenses. The fair value of exchange-traded futures, options and forward from various exchanges contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period from various exchanges The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

Revenue Recognition – Monthly, MS&Co. pays the Trading Company interest income on 100% of its average daily equity maintained in cash in the Trading Company’s accounts during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of such interest payments, daily funds do not include monies due to the Trading Company on Futures Interests that have not been received. MS&Co. and Ceres will retain any excess interest not paid to the Trading Company in permitted investments.

Fair Value of Financial Instruments – The fair value of the Trading Company’s assets and liabilities that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), guidance relating to financial instruments approximates the carrying amount presented in the Statements of Financial Condition.

Foreign Currency Transactions and Translation – The Trading Company’s functional currency is the U.S. dollar; however, the Trading Company may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect during the period. The effects of changes in foreign currency exchange rates on investments are not segregated in the Statements of Income and Expenses from the changes in market price of those investments, but are included in the realized trading profit/loss and unrealized trading profit (loss) in the Statements of Income and Expenses.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

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

Trading Equity – The Trading Company’s asset “Trading Equity,” reflected on the Statements of Financial Condition, consists of (a) cash on deposit in commodity brokerage accounts with Morgan Stanley, a portion of which is used as margin for trading; (b) net unrealized gains or losses on futures and forward contracts, which are fair valued and calculated as the difference between original contract value and fair value; and, if any, (c) options purchased at fair value. Options written at fair value, if any, are recorded in “Liabilities”.

The Trading Company, in its normal course of business, enters into various contracts with MS&Co. and MSIP acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIP, to the extent that such trading results in unrealized gains or losses, these amounts are offset for the Trading Company and are reported on a net basis on the Statements of Financial Condition.

The Trading Company has offset its unrealized gains or losses recognized on forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., as the counterparty on such contracts. The Trading Company has consistently applied its right to offset.

Restricted and Unrestricted Cash – The cash held by the Trading Company is on deposit in commodity brokerage accounts with Morgan Stanley. As reflected on the Trading Company’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses on only offset LME positions. All of these amounts are maintained in separate accounts. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

There are no Administrative Fees allocated to Polaris, DWSS and Premier BHM and their respective Members’ Capital is excluded from the determination of Administrative Fee.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Trading Company’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The Trading Company has concluded that there were no significant uncertain tax positions that would require recognition in the financial statements as of December 31, 2012 and 2011. If applicable, the Trading Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses. Generally, the 2009 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities. No income tax returns are currently under examination.

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

Statement of Cash Flows – The Trading Company is not required to provide a Statement of Cash Flows.

Other Pronouncements

On October 1, 2012, the FASB issued ASU 2012-04 “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU will not have a significant impact on the Trading Company’s financial statements.

In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Subsequently in January 2013, the FASB issued ASU 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, which clarifies the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013 for public entities. The Trading Company would also provide the disclosures retrospectively for all comparative periods presented. The Trading Company is currently evaluating the impact that these pronouncements would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company. Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company. The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements. In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company would be required to consolidate another investment company if it holds a controlling financial interest in the entity. In August 2012, the FASB updated the proposed ASU to state that entities regulated under Investment Company Act of 1940 should qualify to be investment companies within the proposed investment company guide. The Trading Company will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

3.	Related Party Transactions

The Trading Company’s cash is on deposit in commodity brokerage accounts with Morgan Stanley. MS&Co. pays interest on these funds as described in Note 2. Summary of Significant Accounting Policies. The Trading Company pays brokerage, clearing, and transaction fees to MS&Co. as described in Note 2. Summary of Significant Accounting Policies. The Trading Company pays the Administrative Fee to Ceres as described in Note 2. Summary of Significant Accounting Policies.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

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

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts at December 31, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Year	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
2012	901,619	(3,585,688)	(2,684,069)	Dec. 2014	May 2013
2011	(6,754,854)	(5,365,545)	(12,120,399)	Dec. 2015	Sep. 2012

6.	Investment Risk

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

The credit risk on Futures Interests arises from the potential inability of counterparties to perform under the terms of the contracts. The Trading Company has credit risk because MS&Co., MSIP, and/or MSCG act as the commodity brokers and/or the counterparties with respect to most of the Trading Company’s assets. The Trading Company’s exposure to credit risk associated with counterparty nonperformance is typically limited to the cash deposits with, or other form of collateral held by, the counterparty. The Trading Company’s assets deposited with MS&Co. or its affiliates are segregated or secured in accordance with the Commodity Exchange Act and the regulations of the CFTC and are expected to be largely held in non-interest bearing bank accounts at a U.S. bank or banks, but may also be invested in any other instruments approved by the CFTC for investment of customer funds. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. With respect to the Trading Company’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Trading Company is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Company accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. The Trading Company had total cash and unrealized on exchange-traded contracts

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

with MS&Co. and MSIP, each acting as a commodity broker for the Trading Company’s trading of Futures Interests, totaling $403,112,822 and $463,934,025 at December 31, 2012 and 2011, respectively. With respect to those off-exchange-traded forward currency contracts, the Trading Company is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Trading Company is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Trading Company has a netting agreement with each counterparty. These agreements, which seek to reduce both the Trading Company’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Trading Company’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Trading Company’s investments as of December 31, 2012 and 2011, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2012 and 2011:

December 31, 2012

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Loss	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	13,643,496	(12,430,458)	3,011,800	(4,814,607)	(589,769)	13,733
Equity	67,225	(67,269)	—	—	(44)	123
Foreign currency	391	(3,502,077)	2,850,498	(676,623)	(1,327,811)	2,130
Interest rate	—	—	5,250	(5,263)	(13)	1,482

Total	13,711,112	(15,999,804)	5,867,548	(5,496,493)	(1,917,637)

Unrealized currency loss					(766,432)

Total net unrealized loss on open contracts					(2,684,069)

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Option Contracts at Fair Value	$	Average number of contracts outstanding for the year (absolute quantity)
Options purchased	4,603,450	5,377
Options written	(3,436,153)	3,153

December 31, 2011

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Loss	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	13,170,302	(27,415,375)	14,692,444	(6,055,301)	(5,607,930)	11,722
Equity	—	—	—	(11,703)	(11,703)	41
Foreign currency	28,585	(5,394,176)	669,975	(1,242,351)	(5,937,967)	984
Interest rate	61,069	(41,845)	—	(111,982)	(92,758)	2,514

Total	13,259,956	(32,851,396)	15,362,419	(7,421,337)	(11,650,358)

Unrealized currency loss					(470,041)

Total net unrealized loss on open contracts					(12,120,399)

Option Contracts at Fair Value	$	Average number of contracts outstanding for the year (absolute quantity)
Options purchased	12,753,218	3,558
Options written	(15,280,523)	2,886

The following tables summarize the net trading results of the Trading Company for the years ended December 31, 2012, 2011, and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the year ended December 31, 2012 included in Total Trading Results:

Type of Instrument	$
Commodity	3,421,332
Equity	1,294,394
Foreign currency	(3,689,108)
Interest rate	(10,248,446)
Unrealized currency loss	(296,391)

Total	(9,518,219)

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Line Items on the Statements of Income and Expenses for the year ended December 31, 2012:

Trading Results	$
Net Realized	(20,813,849)
Net change in unrealized	11,295,630

Total Trading Results	(9,518,219)

The Effect of Trading Activities on the Statements of Income and Expenses for the year ended December 31, 2011 included in Total Trading Results:

Type of Instrument	$
Commodity	(60,665,363)
Equity	(1,230,264)
Foreign currency	(13,835,307)
Interest rate	(25,112,528)
Unrealized currency gain	267,658

Total	(100,575,804)

Line Items on the Statements of Income and Expenses for the year ended December 31, 2011:

Trading Results	$
Net Realized	(66,726,055)
Net change in unrealized	(33,849,749)

Total Trading Results	(100,575,804)

The Effect of Trading Activities on the Statements of Income and Expenses for the year ended December 31, 2010 included in Total Trading Results:

Type of Instrument	$
Commodity	38,142,459
Equity	464,096
Foreign currency	1,965,064
Interest rate	(5,269,047)
Unrealized currency loss	(1,215,213)

Total	34,087,359

Line Items on the Statements of Income and Expenses for the year ended December 31, 2010:

Trading Results	$
Net Realized	25,108,664
Net change in unrealized	8,978,695

Total Trading Results	34,087,359

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

8.	Fair Value Measurements and Disclosures

Effective January 1, 2012, the Trading Company adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This new guidance did not have a material impact on the Trading Company’s financial statements.

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

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	19,578,660	—	n/a	19,578,660
Options Purchased	4,603,450	—	n/a	4,603,450

Total Assets	24,182,110	—	n/a	24,182,110

Liabilities
Futures	17,910,609	—	n/a	17,910,609
Forwards	—	3,585,688	n/a	3,585,688
Options Written	3,436,153	—	n/a	3,436,153

Total Liabilities	21,346,762	3,585,688	n/a	24,932,450

Unrealized currency loss				(766,432)

*Net fair value	2,835,348	(3,585,688)	n/a	(1,516,772)

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	28,622,375	—	n/a	28,622,375
Options Purchased	12,753,218	—	n/a	12,753,218

Total Assets	41,375,593	—	n/a	41,375,593

Liabilities
Futures	34,907,188	—	n/a	34,907,188
Forwards	—	5,365,545	n/a	5,365,545
Options Written	15,280,523	—	n/a	15,280,523

Total Liabilities	50,187,711	5,365,545	n/a	55,553,256

Unrealized currency loss				(470,041)

*Net fair value	(8,812,118)	(5,365,545)	n/a	(14,647,704)

*	This amount comprises of the “Total net unrealized gain/(loss) on open contracts” and “Options purchased” and “Options written” on the Statements of Financial Condition.

During the twelve months ended December 31, 2012 and 2011, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

9.	Financial Highlights

The following ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the non-managing Members’ share of income, expenses and average net assets.

	For the Years Ended December 31,
	2012	2011	2010
RATIOS TO AVERAGE MEMBERS’ CAPITAL:(1)
Net Investment Loss	(1.83)%	(1.79)%	(3.10)%
Expenses before Incentive Fees(2)	1.81%	1.71%	0.96%
Expenses after Incentive Fees(2)	1.81%	1.77%	3.09%
Net Income (Loss)	(3.95)%	(27.14)%	21.81%
TOTAL RETURN BEFORE INCENTIVE FEES	(3.87)%	(18.96)%	23.09%
TOTAL RETURN AFTER INCENTIVE FEES	(3.87)%	(19.15)%	20.96%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)

Agreements to waive a portion or all of certain fees to a specific investor, which do not relate to the share class as a whole, do not require disclosure in the Financial Highlights. However, as their ratios are calculated for each common class taken as a whole, individual investor’s ratios may vary from these ratios.

10.	Subsequent Events

Management performed its evaluation of subsequent events through March 25, 2013, and has determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements.

    Selected unaudited quarterly financial data for the Trading Company for the years ended December 31, 2012 and 2011 is summarized below:

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 31, 2012
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(11,807,284)	$19,594,835	$(36,115,683)	$17,806,377

Net income (loss)	$(13,516,151)	$17,832,894	$(37,988,206)	$15,970,735

	For the period from October 1, 2011 to December 31, 2011	For the period from July 1, 2011 to September 30, 2011	For the period from April 1, 2011 to June 30, 2011	For the period from January 1, 2011 to March 30, 2011
Net realized and unrealized trading gains (losses) net of brokerage fees and clearing fees including interest income	$(16,142,815)	$(59,970,684)	$(29,458,949)	$4,055,227

Net income (loss)	$(17,866,758)	$(61,838,424)	$(30,966,808)	$3,006,593

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, at the time this annual report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011. In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. Ceres has concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management’s report in this annual report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Advisors.

The officers and directors of the General Partner are Walter Davis (President and Chairman of the Board of Directors), Damian George (Chief Financial Officer and Director), Colbert Narcisse (Director), Douglas J. Ketterer (Director), Harry Handler (Director), Patrick T. Egan (Director), Alper Daglioglu (Director) and Craig Abruzzo (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) Morgan Stanley Smith Barney Holdings LLC, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Walter Davis, Damian George, Patrick T. Egan and Alper Daglioglu serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Walter Davis, age 48, has been President and Chairman of the Board of Directors of the General Partner since June 2010, where his responsibilities include oversight of the General Partner’s funds and accounts. Since June 2010, Mr. Davis has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since December 2012, Mr. Davis has been registered as a swap associated person of General Partner. Since June 2009, Mr. Davis has been employed by Morgan Stanley Smith Barney LLC (“Morgan Stanley Smith Barney”), a financial services firm, where his responsibilities include serving as a Managing Director and the Director of the Managed Futures Department. Since June 2009, Mr. Davis has been registered as an associated person of Morgan Stanley Smith Barney. From May 2006 through June 2010, Mr. Davis served as President and Chairman of the Board of Directors of Demeter Management LLC (“Demeter”), a registered commodity pool operator, where his responsibilities included oversight of Demeter’s funds and accounts. From May 2006 through December 2010, Mr. Davis was listed as a principal of Demeter, and from July 2006 through December 2010, Mr. Davis was registered as an associated person of Demeter. From April 2007 through June 2009, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included serving as the Managing Director and the Director of the Managed Futures Department. From April 2007 through June 2009, Mr. Davis was registered as an associated person of MS & Co. From August 2006 through April 2007, Mr. Davis was employed by Morgan Stanley DW Inc., a financial services firm, where his responsibilities included serving as a Managing Director and the Director of the Managed Futures Department. From August 2006 through April 2007, Mr. Davis was registered as an associated person of Morgan Stanley DW Inc. From September 1999 through August 2006, Mr. Davis was employed by MS & Co., a financial services firm, where his responsibilities included oversight of the sales and marketing of MS & Co.’s managed futures funds to high net worth and institutional investors on a global basis. From January 1992 through September 1999, Mr. Davis was employed by Chase Manhattan Bank’s Alternative Investment Group, an alternative investment group, where his responsibilities included marketing managed futures funds to high net worth investors, as well as developing and structuring managed futures funds. Mr. Davis earned his Bachelor of Arts degree in Economics in May 1987 from the University of the South and his Master of Business Administration in Finance and International Business in May 1992 from Columbia University Graduate School of Business.

Damian George, age 45, has been a Director of the General Partner since November 2012. Since June 2012, Mr. George has been the Chief Financial Officer and a principal of the General Partner and is an associate member of NFA. Mr. George has been a Vice President and listed as a principal since December 2012, and registered as an associated person since January 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with CFTC. Mr. George is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. Since August 2009, Mr. George has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include oversight of futures funds, budgeting, finance and Sarbanes-Oxley testing for the Alternative Investments–Managed Futures group. Since August 2009, Mr. George has been registered as an associated person of Morgan Stanley Smith Barney. From November 2005 through July 2009, Mr. George was employed by Citi Alternative Investments, a division of Citigroup Inc., a financial services firm, which administered Citigroup Inc.’s hedge fund and fund of funds business, where he served as Director and was responsible for futures funds budgeting, finance and Sarbanes-Oxley testing for the Hedge Fund Management group. From November 2004 through July 2009, Mr. George was registered as an associated person of CGM. Mr. George earned his Bachelor of Science degree in Accounting in May 1989 from Fordham University and his Master of Business Administration degree in International Finance in February 1998 from Fordham University. Mr. George is a Certified Public Accountant.

    Colbert Narcisse, age 47, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Douglas J. Ketterer, age 47, has been a Director and a principal of the General Partner since December 2010. Since December 2012, Mr. Ketterer has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with CFTC. From October 2003 through December 2010, Mr. Ketterer was listed as a principal of Demeter, a commodity pool operator, until Demeter’s combination with the General Partner. From July 2010 through the present, Mr. Ketterer has been employed by Morgan Stanley Smith Barney, a financial services firm, as Managing Director and as Head of the U.S. Field Management and U.S. Private Wealth Management Group, where his responsibilities include overseeing the U.S. Private Wealth Management Group and, as of June 2012, Head of U.S. Field Management. From March 1990 through July 2010, Mr. Ketterer was employed by MS & Co., a financial services firm, where his responsibilities included serving as Chief Operating Officer of the Wealth Management Group and Head of the Products Group. During Mr. Ketterer’s employment at MS & Co. his responsibilities included oversight over a number of departments including the Alternative Investments Group, the Consulting Services Group, the Annuities & Insurance Department, and the Retirement & Equity Solutions Group, which offered products and services through MS & Co.’s Global Wealth Management Group. Mr. Ketterer received his Master of Business Administration degree from New York University’s Leonard N. Stern School of Business in January 1994 and his Bachelor of Science degree in Finance from the University at Albany’s School of Business in May 1987.

Craig Abruzzo, age 44, has been a Director and a principal of the General Partner since March 2013 and is an associate member of NFA. Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business. Since May 2012, Mr. Abruzzo has also served as the Global Head of OTC Clearing for MS&Co., where his responsibilities include oversight of the institutional OTC swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his juris doctor degree in May 1994 from the New York University School of Law.

Harry Handler, age 54, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS & Co., he became registered as an associated person of MS & Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS & Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney since June 2009 and as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 43, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since June 2011, Mr. Egan has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Smith Barney Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Smith Barney, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Smith Barney. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Alper Daglioglu, age 36, has been a Director and listed as a principal of the General Partner since December 2010. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charterholder.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2012 were timely and correctly made.

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

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. Administrative fees of $2,911,214 were earned by the General Partner for the year ended December 31, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2013, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2012:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner, Class Z unit equivalents	General Partner	3,625.305	1.0%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

(a) Transactions with related persons. None

(b) Review, approval or ratification of transactions with related persons. Not applicable

(c) Promoters and certain control persons. The Placement Agent and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under “Item 1. Business.” “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2012 and 2011.

Deloitte
2012	$84,400
2011	$47,500

(2) Audit-Related Fees. None.

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

2012	$29,350
2011	$20,000

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2012 and 2011.

Statements of Income and Expenses for the years ended December 31, 2012 and 2011 and for the period from November 1, 2010 (commencement of trading operations) through December 31, 2010.

Statements of Changes in Partners’ Capital for the years ended December 31, 2012 and 2011 and for the period from November 1, 2010 (commencement of trading operations) through December 31, 2010.

Notes to Financial Statements.

(2)	Exhibits

	3.1	Certificate of Limited Partnership of BHM Discretionary Futures Fund L.P., dated August 23, 2010.†

	3.2	Amendment to Certificate of Limited Partnership, dated as of November 30, 2012.—

	3.3	Second Amended and Restated Limited Partnership Agreement of Managed Futures Premier BHM L.P., dated November 30, 2012.—

	10.1	Operating Agreement for Morgan Stanley Smith Barney Managed Futures BHM I, LLC, dated March 26, 2007.†

	10.2	Advisory Agreement among Morgan Stanley Smith Barney Managed Futures BHM I, LLC, Demeter Management LLC and Blenheim Capital Management, L.L.C., dated May 15, 2007 (filed herewith).

	10.3	Form of Subscription and Exchange Agreement and Power of Attorney†

	10.4	Foreign Exchange and Options Master Agreement by and among MS & Co., the Trading Companies listed on Exhibit I thereto, and Demeter Management Corporation, dated as of November 28, 2007.†

	10.5	Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.†

	10.6	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.†

	10.7 (a)	Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and the Bank of New York (filed herewith).

	10.7 (b)	Fifth Amendment to the Escrow Agreement among Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed herewith).

	31.1	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	On January 14, 2009, the SEC granted confidential treatment with respect to the omitted portions of this exhibit.
†	Incorporated herein by reference from the Registrant’s Form 10 filed on February 25, 2011.
*	Incorporated herein by reference from the Registrant’s Amendment No.1 to Form 10 filed on April 21, 2011.
—	Incorporated herein by reference from the Registrant’s Form 8-K filed on December 5, 2012.
^	Submitted electronically herewith.

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

MANAGED FUTURES PREMIER BHM L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Walter Davis
Walter Davis
President & Director
Date: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Walter Davis	/s/ Colbert Narcisse
Walter Davis	Colbert Narcisse
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 27, 2013	Date: March 27, 2013

/s/ Damian George	/s/ Douglas J. Ketterer
Damian George	Douglas J. Ketterer
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 27, 2013
Date: March 27, 2013

/s/ Patrick T. Egan	/s/ Alper Daglioglu
Patrick T. Egan	Alper Daglioglu
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 27, 2013	Date: March 27, 2013

/s/ Craig Abruzzo	/s/ Harry Handler
Craig Abruzzo	Harry Handler
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 27, 2013	Date: March 27, 2013

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.