Form 10-Q
period 2013-03-31
Managed Futures Premier BHM L.P.
filed 2013-05-15
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes      No X

MANAGED FUTURES PREMIER BHM L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier BHM L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Investment in Trading Company, at fair value	$265,521,482	$271,436,225

Total assets	$265,521,482	$271,436,225

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable	$4,056,907	$4,374,871

Total liabilities	4,056,907	4,374,871

Partners’ Capital:
General Partner, Class A, (0 units equivalents outstanding at March 31, 2013 and December 31, 2012)	0	0
General Partner, Class D, (0 units equivalents outstanding at March 31, 2013 and December 31, 2012)	0	0
General Partner, Class Z, (3,625.305 units equivalents outstanding at March 31, 2013 and December 31, 2012)	2,830,783	2,811,134
Limited Partners, Class A, (326,428.981 and 333,484.211 units outstanding at March 31, 2013 and December 31, 2012, respectively)	249,237,385	254,758,737
Limited Partners, Class D, (9,778.036 and 9,581.734 units outstanding at March 31, 2013 and December 31, 2012, respectively)	7,071,601	6,894,422
Limited Partners, Class Z, (2,977.279 and 3,349.197 units outstanding at March 31, 2013 and December 31, 2012, respectively)	2,324,806	2,597,061

Total Partners’ Capital	261,464,575	267,061,354

Total liabilities and Partners’ Capital	$265,521,482	$271,436,225

Net asset value per unit:
Class A	$763.53	$763.93

Class D	$723.21	$719.54

Class Z	$780.84	$775.42

The accompanying notes are integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment income:
Interest income allocated from Trading Company	$0	$(8,212)

Expenses:
Expenses allocated from Trading Company	1,489,890	1,685,219
Ongoing placement agent fees	1,944,599	2,099,587
Administrative fees	675,085	742,087
Other	71,398	79,152

Total expenses	4,180,972	4,606,045

Net investment income (loss)	(4,180,972)	(4,614,257)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	7,321,784	6,975,872
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	(3,109,729)	3,807,526

Total trading results allocated from Trading Company	4,212,055	10,783,398

Net income (loss)	$31,083	$6,169,141

Net income (loss) allocation from Trading Company
Class A	$(45,583)	$5,609,893

Class D	$35,932	$445,980

Class Z	$40,734	$113,268

Net asset value per unit
Class A	$763.53	$850.19

Class D	$723.21	$787.24

Class Z	$780.84	$843.57

Net income (loss) per unit*
Class A	$(0.40)	$18.97

Class D	$3.67	$21.85

Class Z	$5.42	$24.93

Weighted average units outstanding
Class A	332,846.821	322,057.041

Class D	9,778.036	20,690.126

Class Z	6,860.347	5,472.507

*	Based on change in net asset value per unit.

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2012	$254,758,737	333,484.211	$6,894,422	9,581.734	$5,408,195	6,974.502	$267,061,354	350,040.447
Subscriptions — Limited Partners	8,588,213	11,089.719	141,247	196.302	0	0	8,729,460	11,286.021
Net income (loss)	(45,583)	0	35,932	0	40,734	0	31,083	0
Redemptions — Limited Partners	(14,063,982)	(18,144.949)	0	0	(293,340)	(371.918)	(14,357,322)	(18,516.867)

Partners’ Capital at March 31, 2013	$249,237,385	326,428.981	$7,071,601	9,778.036	$5,155,589	6,602.584	$261,464,575	342,809.601

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2011	$246,995,994	297,148.967	$15,667,296	20,469.784	$3,744,390	4,573.933	$266,407,680	322,192.684
Subscriptions — Limited Partners	32,342,376	37,909.356	271,571	343.355	1,012,850	1,196.127	33,626,797	39,448.838
Subscriptions — General Partner	0	0	0	0	100,000	122.154	100,000	122.154
Net income (loss)	5,609,893	0	445,980	0	113,268	0	6,169,141	0
Redemptions — Limited Partners	(5,457,104)	(6,318.885)	(2,774,200)	(3,523.957)	0	0	(8,231,304)	(9,842.842)

Partners’ Capital at March 31, 2012	$279,491,159	328,739.438	$13,610,647	17,289.182	$4,970,508	5,892.214	$298,072,314	351,920.834

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

1. General:

Managed Futures Premier BHM L.P. (formerly, known as BHM Discretionary Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on August 23, 2010 under the partnership laws of the State of Delaware to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership commenced trading on November 1, 2010. The commodity interests that are traded by the Partnership through its investment in the Trading Company (as defined below), are volatile and involve a high degree of market risk. The Partnership is authorized to sell an unlimited number of redeemable units of limited partnership interest (“Units”) on a continuous basis.

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner (the “General Partner” or “Ceres”). Demeter Management LLC (“Demeter”) previously served as the Partnership’s general partner. Demeter was merged into Ceres effective December 1, 2010. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). Morgan Stanley is the indirect majority owner of MSSBH and Citigroup Inc. is the indirect minority owner of MSSBH. Morgan Stanley expects to purchase, subject to regulatory approvals, Citigroup Inc.’s remaining interest in MSSBH.

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

As of September 26, 2012, Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management. This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing broker for the Trading Company and currently serves as the Placement Agent to the Partnership (the “Placement Agent”). The clearing commodity brokers for the Trading Company are Morgan Stanley & Co. LLC (“MS&CO.”) and Morgan Stanley & Co. International plc (“MSIP”).

At March 31, 2013, the Partnership owned approximately 69.4% of the Trading Company. At December 31, 2012, the Partnership owned approximately 67.9% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2013 and December 31, 2012, and the results of its operations for the three months ended March 31, 2013 and 2012 and changes in partners’ capital for the three months ended March 31, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

The preparation of financial statements in accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Members’ Capital for the three months ended March 31, 2013 and 2012 are presented below:

BHM I, LLC

Statements of Financial Condition

	(Unaudited) March 31, 2013	December 31, 2012
Assets:
Equity in trading account:
Unrestricted cash	$357,755,001	$376,779,691
Restricted cash	31,069,061	25,431,512

Total cash	388,824,062	402,211,203

Net unrealized loss on open contracts (MS&Co.)	(6,776,362)	(7,615,925)
Net unrealized gain (loss) on open contracts (MSIP)	(1,311,272)	4,931,856

Total net unrealized loss on open contracts	(8,087,634)	(2,684,069)

Options purchased, (premiums paid $7,073,370 and $6,670,540, respectively)	5,532,654	4,603,450

Total trading equity	386,269,082	404,130,584
Expense reimbursements	10,138	9,576

Total assets	$386,279,220	$404,140,160

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $6,383,034 and $6,229,235, respectively)	$3,128,575	$3,436,153
Accrued management fees	542,220	573,103
Accrued administrative fees	1,351	1,541

Total liabilities	3,672,146	4,010,797

Members’ Capital:
Non-Managing Members	382,607,074	400,129,363

Total members’ capital	382,607,074	400,129,363

Total liabilities and members’ capital	$386,279,220	$404,140,160

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

March 31, 2013

(Unaudited)

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$1,085,908	0.28%
Equity	(73,490)	(0.02)
Foreign currency	(2,223,159)	(0.58)

Total futures and forward contracts purchased	(1,210,741)	(0.32)

Futures and Forward Contracts Sold
Commodity	(1,819,856)	(0.47)
Foreign currency	(1,546,018)	(0.40)
Interest rates	(3,235,801)	(0.85)

Total futures and forward contracts sold	(6,601,675)	(1.72)

Unrealized currency loss	(275,218)	(0.07)

Net fair value	$(8,087,634)	(2.11)%

Options Contracts
Options purchased on futures Contracts	$5,532,654	1.45%
Options written on futures Contracts	$(3,128,575)	(0.82)%

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

December 31, 2012

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$1,213,038	0.30%
Equity	(44)	(0.00)*
Foreign currency	(3,501,686)	(0.87)

Total futures and forward contracts purchased	(2,288,692)	(0.57)

Futures and Forward Contracts Sold
Commodity	(1,802,807)	(0.45)
Foreign currency	2,173,875	0.54
Interest rates	(13)	(0.00)*

Total futures and forward contracts sold	371,055	0.09

Unrealized currency loss	(766,432)	(0.19)

Net fair value	$(2,684,069)	(0.67)%

Options Contracts
Options purchased on futures Contracts	$4,603,450	1.15%
Options written on futures Contracts	$(3,436,153)	(0.86)%

*	Due to rounding.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

BHM I, LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Investment income:
Interest income (MS&Co. & Morgan Stanley Wealth Management)	$—	$(10,662)

Expenses:
Management fees	1,648,141	1,899,080
Brokerage, clearing and transaction fees	208,912	333,593
Administrative fees	4,264	5,778

Total expenses	1,861,317	2,238,451
Expense reimbursements	(32,326)	(69,216)

Net expenses	1,828,991	2,169,235

Net investment loss	(1,828,991)	(2,179,897)

Trading results:
Trading profit (loss):
Net realized	10,654,906	11,118,750
Net change in unrealized	(4,415,814)	7,031,882

Total trading results	$6,239,092	$18,150,632

Net income (loss)	$4,410,101	$15,970,735

Net income (loss) allocation
Non-managing members	$4,410,101	$15,970,735

	Managing Member	Non-Managing Members	Total
Members’ Capital, December 31, 2012	$—	$400,129,363	$400,129,363
Net income	—	4,410,101	4,410,101
Capital withdrawals	—	(21,932,390)	(21,932,390)

Members’ Capital, March 31, 2013	$—	$382,607,074	$382,607,074

Members’ Capital, December 31, 2011	—	$455,454,128	$455,454,128
Capital contributions	—	23,137,340	23,137,340
Net income	—	15,970,735	15,970,735
Capital withdrawals	—	(14,526,814)	(14,526,814)

Members’ Capital, March 31, 2012	$—	$480,035,389	$480,035,389

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per redeemable unit for each Class for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses) [1]	$5.59	$9.33	$11.52	$25.63	$27.99	$31.51
Net investment income (loss) [2]	(5.99)	(5.66)	(6.10)	(6.66)	(6.14)	(6.58)

Increase (decrease) for the period	(0.40)	3.67	5.42	18.97	21.85	24.93
Net asset value per Unit, beginning of period	763.93	719.54	775.42	831.22	765.39	818.64

Net asset value per Unit, end of period	$763.53	$723.21	$780.84	$850.19	$787.24	$843.57

[1]	Includes brokerage fees and placement agent fees, if applicable to Class.

[2]	Excludes brokerage fees and placement agent fees, if applicable to Class.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets:[3]
Net investment income (loss)	(6.5)%	(4.1)%	(3.3)%	(6.6)%	(4.4)%	(4.2)%
Incentive fees allocated from the Trading Company	—%	—%	—%	—%	—%	—%

Net investment loss before incentive fees[4]	(6.5)%	(4.1)%	(3.3)%	(6.6)%	(4.4)%	(4.2)%

Operating expense	6.5%	4.1%	3.3%	6.6%	4.4%	4.2%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses	6.5%	4.1%	3.3%	6.6%	4.4%	4.2%

Total return:
Total return before incentive fees	(0.1)%	0.5%	0.7%	2.3%	2.9%	3.1%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	(0.1)%	0.5%	0.7%	2.3%	2.9%	3.1%

[3]	Annualized (other than incentive fees).

[4]	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

Financial Highlights of the Trading Company:

	Three Months Ended March 31,
	2013	2012
Ratios to average Members’ Capital: (1)
Net investment loss(2)	(1.90)%	(1.83)%
Expenses before incentive fees(2)	1.90%	1.82%
Expenses after incentive fees(2)	1.90%	1.82%
Net income (loss)	1.13%	3.33%
Total return before incentive fees	1.07%	3.46%
Total return after incentive fees	1.07%	3.46%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

3. Trading Activities:

The Partnership’s pro rata share of the results of the Trading Company’s trading activities are shown in the Statements of Income and Expenses and Changes in Members’ Capital.

The Partnership and Trading Company in the normal course of business, enter into various contracts with MS&Co. and MSIP acting as their commodity brokers. The brokerage agreements with MS&Co. and MSIP give the Partnership and the Trading Company, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Trading Company nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on its Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

On January 1, 2013, the Partnership adopted Accounting Standards Update (“ASU”) 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Partnership’s financial statements.

The following tables summarize the valuation of the Trading Company’s investments as of March 31, 2013 and December 31, 2012, respectively.

March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$9,148,630	$(8,135,344)	$1,013,286
Forwards	—	(2,224,027)	(2,224,027)

Total Assets	$9,148,630	$(10,359,371)	$(1,210,741)

Liabilities
Futures	$3,651,129	$(10,252,804)	$(6,601,675)

Total Liabilities	$3,651,129	$(10,252,804)	$(6,601,675)

Unrealized currency loss			(275,218)

Total net unrealized loss on open contracts			$(8,087,634)

Options
Options purchased			$5,532,654
Options written			$(3,128,575)

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$13,711,112	$(12,497,727)	$1,213,385
Forwards	—	(3,502,077)	(3,502,077)

Total Assets	$13,711,112	$(15,999,804)	$(2,288,692)

Liabilities
Futures	$5,867,548	$(5,412,882)	$454,666
Forwards	—	(83,611)	(83,611)

Total Liabilities	$5,867,548	$(5,496,493)	$371,055

Unrealized currency loss			(766,432)

Total net unrealized loss on open contracts			$(2,684,069)

Options
Options purchased			$4,603,450
Option written			$(3,436,153)

The effect of trading activities on the Statements of Financial Condition as of March 31, 2013 and December 31, 2012:

March 31, 2013

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for three months (absolute quantity)
Commodity	$8,872,335	$(7,786,427)	$3,348,816	$(5,168,672)	$(733,948)	12,712
Equity	275,365	(348,855)	—	—	(73,490)	331
Foreign currency	930	(2,224,089)	263,075	(1,809,093)	(3,769,177)	2,370
Interest rates	—	—	39,238	(3,275,039)	(3,235,801)	5,592

Total	$9,148,630	$(10,359,371)	$3,651,129	$(10,252,804)	$(7,812,416)

Unrealized currency loss					(275,218)

Total net unrealized loss on open contracts					$(8,087,634)*

			Average number of contracts outstanding for three months (absolute quantity)
Option Contracts at Fair Value
Options purchased	$5,532,654	**	2,467
Options written	$(3,128,575	)***	1,448

*	This amount is in “Total net unrealized loss on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

December 31, 2012

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
Commodity	$13,643,496	$(12,430,458)	$3,011,800	$(4,814,607)	$(589,769)	13,733
Equity	67,225	(67,269)	—	—	(44)	123
Foreign currency	391	(3,502,077)	2,850,498	(676,623)	(1,327,811)	2,130
Interest rates	—	—	5,250	(5,263)	(13)	1,482

Total	$13,711,112	$(15,999,804)	$5,867,548	$(5,496,493)	$(1,917,637)

Unrealized currency loss					(766,432)

Total net unrealized loss on open contracts					$(2,684,069)*

Option Contracts at Fair Value			Average number of contracts outstanding for the year (absolute quantity)
Options purchased	$4,603,450	**	5,377
Options written	$(3,436,153	)***	3,153

*	This amount is in “Total net unrealized loss on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2013 and 2012.

Sector	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Commodity	$9,853,109		$15,231,435
Equity	(129,214)		2,415,152
Foreign currency	1,382,297		(1,154,985)
Interest rates	(5,358,314)		1,834,772
Unrealized currency gain (loss)	491,214		(175,742)

Total	$6,239,092	****	$18,150,632	****

****	This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses and Changes in Members’ Capital.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

4. Fair Value Measurements:

Partnership’s Investments. The Partnership values its investment in the Trading Company at its net asset value per unit as calculated by the Trading Company. The Trading Company values its investments as described in Note 2 of the Partnership’s notes to the annual financial statements as of December 31, 2012.

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a material impact on the Partnership’s financial statements.

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and twelve months ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$265,521,482	$—	$265,521,482	$—

Net fair value	$265,521,482	$—	$265,521,482	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$271,436,225	$—	$271,436,225	$—

Net fair value	$271,436,225	$—	$271,436,225	$—

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, the Trading Company’s Level 1 assets and liabilities are actively traded.

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

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013 and December 31, 2012, the Trading Company did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2013
Assets
Futures	$12,799,759	$—	n/a	$12,799,759
Forwards	—	—	n/a	—
Options purchased	5,532,654	—	n/a	5,532,654

Total assets	18,332,413	—	n/a	18,332,413

Liabilities
Futures	$18,388,148	$—	n/a	$18,388,148
Forwards	—	2,224,027	n/a	2,224,027
Options written	3,128,575	—	n/a	3,128,575

Total liabilities	21,516,723	2,224,027	n/a	23,740,750

Unrealized currency loss				$(275,218)

*Net fair value	$(3,184,310)	$(2,224,027)	n/a	$(5,683,555)

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2012
Assets
Futures	$19,578,660	$—	n/a	$19,578,660
Options purchased	4,603,450	—	n/a	4,603,450

Total assets	24,182,110	—	n/a	24,182,110

Liabilities
Futures	$17,910,609	$—	n/a	$17,910,609
Forwards	—	3,585,688	n/a	3,585,688
Options written	3,436,153	—	n/a	3,436,153

Total liabilities	21,346,762	3,585,688	n/a	24,932,450

Unrealized currency loss				$(766,432)

*Net fair value	$2,835,348	$(3,585,688)	n/a	$(1,516,772)

*	This amount comprises of the net unrealized gain (loss) on open contracts, options purchased and options written on the Statements of Financial Condition.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

5. Financial Instrument Risks:

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

(Unaudited)

6. Critical Accounting Policies:

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Partnership’s Investments. The Partnership values its investment in the Trading Company at its net asset value per unit as calculated by the Trading Company. The Trading Company values its investments as described in Note 2 of the Partnership’s notes to the annual financial statements as of December 31, 2012.

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended March 31, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2013 and December 31, 2012, the Trading Company did not hold any derivative instruments for which market quotations were not readily available, and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2013 and twelve months ended December 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2013

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

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company and cash. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2013.

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

For the three months ended March 31, 2013, Partnership capital decreased 2.1% from $267,061,354 to $261,464,575. This decrease was attributable by the redemptions of 18,516.867 Units totaling $14,357,322, which was partially offset by the subscriptions of 11,286.021 Units totaling $8,729,460, coupled with the net income of $31,083. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.

The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2013, the Trading Company’s capital decreased 4.4% from $400,129,363 to $382,607,074. This decrease was attributable to the withdrawals of $21,932,390, which was partially offset by the net income of $4,410,101. Future withdrawals can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangement at the present time.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6 of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Members’ Capital.

Results of Operations

During the Partnership’s first quarter of 2013, the net asset value per Unit for Class A decreased 0.1% from $763.93 to $763.53, as compared to an increase of 2.3% in the first quarter of 2012. During the Partnership’s first quarter of 2013, the net asset value per Unit for Class D increased 0.5% from $719.54 to $723.21, as compared to an increase of 2.9% in the first quarter of 2012. During the Partnership’s first quarter of 2013, the net asset value per Unit for Class Z increased 0.7% from $775.42 to $780.84, as compared to an increase of 3.1% in the first quarter of 2012. The Partnership, through its investment in the Trading Company, experienced a net trading gain in the first quarter of 2013 of $4,212,055. Gains were primarily attributable to the Trading Company’s trading in commodities and currencies and were partially offset by losses in equities and interest rates. The Partnership, through its investment in the Trading Company, experienced a net trading gain in the first quarter of 2012 of $10,783,398. Gains were primarily attributable to the Trading Company’s trading in agricultural commodities, metals, global stock indices and interest rates and were partially offset by losses in currencies.

During the first quarter of 2013, the most significant gains were recorded within the metals complex during January from long futures positions in palladium and platinum as prices of the precious metals rallied after Anglo American Platinum Ltd. said it will idle four production shafts in South Africa, cutting output by 400,000 ounces a year. Further gains were recorded from long futures positions in tin. Trading in currencies also recorded gains during January from a short Japanese yen position versus the U.S. dollar as the yen reached its weakest level versus the U.S. dollar since June 2010 amid speculation Japanese Prime Minister Shinzo Abe would select a central-bank chief who will expand monetary easing, accelerating the currency’s decline. Gains were also recorded during January from a long Euro position versus the U.S. dollar as the European common currency rose versus the U.S. currency on expectations the Eurozone’s financial health will improve. Energies also recorded gains during February from short futures positions in WTI crude oil as prices declined following news that the U.S. economy grew less than economists expected and manufacturing expanded less than forecast in China and contracted in Europe, bolstering concern that fuel demand will decline.

A portion of these gains was offset by losses incurred in global interest rate futures during February from short futures positions in the U.S. 30-year Treasury bonds and U.S. 10-year and 5-year Treasury notes as prices advanced after European Central Bank (“ECB”) President Mario Draghi said euro-area data showed economic weakness at the start of the year, increasing demand for the relative “safety” of government debt globally. Further losses were incurred in March from short futures positions in U.S. 30-year Treasury bonds and U.S. 10-year and 5-year Treasury notes as prices rose after Cyprus’s rejection of a bailout plan stoked concern Europe’s debt crisis is worsening, thus pushing global fixed income prices higher.

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

Effective July 1, 2012, MS & CO. credits the Trading Company on 100% of the average daily equity maintained in cash in the Trading Company’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. There was no interest income earned allocated from the Trading Company for the three months ended March 31, 2013, as compared to the corresponding period in 2012. The amount of interest income earned by the Partnership depends on the average daily equity in the Trading Company over which neither the Partnership/Trading Company nor MS&CO. has control.

Placement agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The placement agent fees for the three months ended March 31, 2013 decreased $154,988, as compared to the corresponding period in 2012. The decrease in placement agent fees is due to lower average net assets during the three months ended March 31, 2013, as compared to the corresponding period in 2012.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership. Administrative expenses for the three months ended March 31, 2013 decreased $67,002, as compared to the corresponding period in 2012.

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

The Trading Company accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Trading Company’s open positions is directly reflected in the Trading Company’s earnings and cash balance.

The Trading Company Value at Risk computation is based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. It’s also not based on exchange and/or dealer-based maintenance margin requirements. Value at Risk models, including the models used by Morgan Stanley and Ceres, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the Value at Risk model is used to quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Advisor in its daily risk management activities. Please further note that Value at Risk as described above may not be comparable to similarly-titled measures used by other entities.

Limitations on Value at Risk as an Assessment of Market Risk

Value at Risk models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of Value at Risk market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, Value at Risk risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to the following:

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

In addition, the Value at Risk tables below, as well as the past performance of the Partnership and the Trading Company, give no indication of the Partnership’s potential “risk of ruin.”

The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Company’s market risk exposures and on an aggregate basis at March 31, 2013 and December 31, 2012.

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

Exchange maintenance margin requirements have been used by the Trading Company as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on the Form 10-K filed with the SEC for the year ended December 31, 2012.

As of March 31, 2013, the Trading Company’s total capitalization was $382,607,074, and the Partnership owned approximately 69.4% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of March 31, 2013 was as follows:

March 31, 2013

			Three months ended March 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$18,935,451	4.95%	$20,919,781	$16,149,300	$18,079,506
Currency	2,984,960	0.78%	2,984,960	584,155	1,489,818
Equity	1,612,318	0.42%	1,970,162	0	1,115,470
Interest Rate	4,283,079	1.12%	6,444,482	340,639	4,285,664

Total	$27,815,808	7.27%

*	Average of month-end Values at Risk.

As of December 31, 2012, the Trading Company’s total capitalization was $400,129,363 and the Partnership owned approximately 67.9% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2012 was as follows:

December 31, 2012

			Twelve months ended December 31, 2012
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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There was no additional information to supplement or amend the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Unless the context otherwise requires, for purposes of this section, the terms the “Company,” “we,” “us” and “our” mean Morgan Stanley and its consolidated subsidiaries. In addition to the matters described in the Form 10-K, and those described below, in the normal course of business, the Company has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In some cases, the entities that would otherwise be the primary defendants in such cases are bankrupt or in financial distress.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for fiscal years 2012, 2011, 2010, 2009, and 2008.

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.

The following developments have occurred with respect to certain matters previously reported in the Form 10-K or concern new actions that have been filed since the Form 10-K:

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act, and overruled defendants’ demurrers with respect to all other claims. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $356 million, and the certificates had incurred actual losses of approximately $1.7 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $356 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $344 million. The complaints raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On October 14, 2011, plaintiffs filed an amended complaint in each action. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the as yet undetermined unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al. and is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. On May 27, 2011, defendants filed a motion to dismiss the amended complaint, which motion was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $103 million and certain certificates had incurred actual losses of approximately $700,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $103 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date of November 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this case was approximately $122 million, and the certificates had incurred actual losses of approximately $55,000. Based on currently available information, the Company believes it could incur a loss up to the difference between the $122 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York and on October 26, 2011, the FHFA moved to remand the action back to the Supreme Court of NY. On May 11, 2012, plaintiff withdrew its motion to remand. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $2.87 billion, and the certificates had incurred actual losses of approximately $54 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $2.87 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 23, 2013, defendants filed a motion to dismiss the amended complaint, which was denied on March 15, 2013. At March 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On August 25, 2008, the Company and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2013, there were subscriptions of 11,089.719 Units of Class A totaling $8,588,213 and 196.302 Units of Class D totaling $141,247. The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	7,445.166	$786.46	127.696	$800.23	N/A	N/A
February 1, 2013 - February 28, 2013	5,547.140	$770.57	87.072	$786.07	N/A	N/A
March 1, 2013 - March 31, 2013	5,152.643	$763.53	157.150	$780.84	N/A	N/A
	18,144.949	$775.09	371.918	$788.72	N/A	N/A

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 6.     Exhibits

Exhibits:

31.1 Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director).

31.2 Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director).

32.1 Section 1350 Certification (Certification of President and Director).

32.2 Section 1350 Certification (Certification of Chief Financial Officer and Director).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Date: May 15, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 15, 2013