Form 10-Q
period 2013-06-30
Managed Futures Premier BHM L.P.
filed 2013-08-14
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes      No X

MANAGED FUTURES PREMIER BHM L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier BHM L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2013	December 31, 2012
Assets:
Investment in Trading Company, at fair value	$239,577,189	$271,436,225

Total assets	$239,577,189	$271,436,225

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable	$5,670,939	$4,374,871

Total liabilities	5,670,939	4,374,871

Partners’ Capital:
General Partner, Class A, (0 units equivalents outstanding at June 30, 2013 and December 31, 2012)	0	0
General Partner, Class D, (0 units equivalents outstanding at June 30, 2013 and December 31, 2012)	0	0
General Partner, Class Z, (3,625.305 units equivalents outstanding at June 30, 2013 and December 31, 2012)	2,705,710	2,811,134
Limited Partners, Class A, (310,523.304 and 333,484.211 units outstanding at June 30, 2013 and December 31, 2012, respectively)	224,894,621	254,758,737
Limited Partners, Class D, (6,000.771 and 9,581.734 units outstanding at June 30, 2013 and December 31, 2012, respectively)	4,140,175	6,894,422
Limited Partners, Class Z, (2,901.827 and 3,349.197 units outstanding at June 30, 2013 and December 31, 2012, respectively)	2,165,744	2,597,061

Total Partners’ Capital	233,906,250	267,061,354

Total liabilities and Partners’ Capital	$239,577,189	$271,436,225

Net asset value per unit:
Class A	$724.24	$763.93

Class D	$689.94	$719.54

Class Z	$746.34	$775.42

The accompanying notes are integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment income:
Interest income allocated from Trading Company	$0	$(29,749)	$0	(37,961)

Expenses:
Expenses allocated from Trading Company	1,477,381	1,653,275	2,967,271	3,338,494
Ongoing placement agent fees	1,850,761	2,159,481	3,795,360	4,259,068
Administrative fees	641,365	755,563	1,316,450	1,497,650
Other	69,239	64,223	140,637	143,375

Total expenses	4,038,746	4,632,542	8,219,718	9,238,587

Net investment income (loss)	(4,038,746)	(4,662,291)	(8,219,718)	(9,276,548)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	(9,813,115)	(19,945,743)	(2,491,331)	(12,969,871)
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	743,557	(3,119,372)	(2,366,172)	688,154

Total trading results allocated from Trading Company	(9,069,558)	(23,065,115)	(4,857,503)	(12,281,717)

Net income (loss)	$(13,108,304)	$(27,727,406)	$(13,077,221)	$(21,558,265)

Net income (loss) allocation from Trading Company
Class A	$(12,646,095)	$(26,242,054)	$(12,691,678)	$(20,632,161)

Class D	$(232,055)	$(1,036,464)	$(196,123)	$(590,484)

Class Z	$(230,154)	$(448,888)	$(189,420)	$(335,620)

Net asset value per unit
Class A	$724.24	$774.51	$724.24	$774.51

Class D	$689.94	$721.33	$689.94	$721.33

Class Z	$746.34	$774.44	$746.34	$774.44

Net income (loss) per unit*
Class A	$(39.29)	$(75.68)	$(39.69)	$(56.71)

Class D	$(33.27)	$(65.91)	$(29.60)	$(44.06)

Class Z	$(34.50)	$(69.13)	$(29.08)	$(44.20)

Weighted average units outstanding
Class A	324,845.213	346,203.663	328,846.017	334,130.352

Class D	8,612.250	15,602.148	9,195.143	18,146.137

Class Z	6,656.007	6,520.171	6,758.177	5,996.339

*	Based on change in net asset value per unit.

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2012	$254,758,737	333,484.211	$6,894,422	9,581.734	$5,408,195	6,974.502	$267,061,354	350,040.447
Subscriptions — Limited Partners	16,841,319	22,006.483	141,247	196.302	91,733	117.742	17,074,299	22,320.527
Net income (loss)	(12,691,678)	0	(196,123)	0	(189,420)	0	(13,077,221)	0
Redemptions — Limited Partners	(34,013,757)	(44,967.390)	(2,699,371)	(3,777.265)	(439,054)	(565.112)	(37,152,182)	(49,309.767)

Partners’ Capital at June 30, 2013	$224,894,621	310,523.304	$4,140,175	6,000.771	$4,871,454	6,527.132	$233,906,250	323,051.207

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2011	$246,995,994	297,148.967	$15,667,296	20,469.784	$3,744,390	4,573.933	$266,407,680	322,192.684
Subscriptions — Limited Partners	55,562,815	65,772.226	539,571	696.660	1,634,138	1,957.482	57,736,524	68,426.368
Subscriptions — General Partner	0	0	0	0	250,000	303.047	250,000	303.047
Net income (loss)	(20,632,161)	0	(590,484)	0	(335,620)	0	(21,558,265)	0
Redemptions — Limited Partners	(15,368,775)	(18,758.451)	(7,059,612)	(9,303.957)	0	0	(22,428,387)	(28,062.408)

Partners’ Capital at June 30, 2012	$266,557,873	344,162.742	$8,556,771	11,862.487	$5,292,908	6,834.462	$280,407,552	362,859.691

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

1. General:

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

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner (the “General Partner” or “Ceres”). Demeter Management LLC (“Demeter”) previously served as the Partnership’s general partner. Demeter was merged into Ceres effective December 1, 2010. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is wholly-owned indirectly by Morgan Stanley. Prior to June 28, 2013, Citigroup was the indirect minority owner of MSSBH.

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

At June 30, 2013, the Partnership owned approximately 69.0% of the Trading Company. At December 31, 2012, the Partnership owned approximately 67.9% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2013 and December 31, 2012, and the results of its operations for the three and six months ended June 30, 2013 and 2012 and changes in partners’ capital for the six months ended June 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2013 and December 31, 2012 and Statements of Income and Expenses and Changes in Members’ Capital for the three and six months ended June 30, 2013 and 2012 are presented below:

BHM I, LLC

Statements of Financial Condition

	(Unaudited) June 30 2013	December 31, 2012
Assets:
Equity in trading account:
Unrestricted cash	$319,239,851	$376,779,691
Restricted cash	30,103,926	25,431,512

Total cash	349,343,777	402,211,203

Net unrealized loss on open contracts (MS&Co.)	(7,582,097)	(7,615,925)
Net unrealized gain on open contracts (MSIP)	—	4,931,856

Total net unrealized loss on open contracts	(7,582,097)	(2,684,069)

Options purchased, (premiums paid $13,604,805 and $6,670,540, respectively)	14,525,963	4,603,450

Total trading equity	356,287,643	404,130,584
Expense reimbursements	16,020	9,576

Total assets	$356,303,663	$404,140,160

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $9,746,502 and $6,229,235, respectively)	$8,387,766	$3,436,153
Accrued management fees	510,377	573,103
Accrued administrative fees	1,701	1,541
Brokerage commissions payable (MS&Co.)	18,267	—

Total liabilities	8,918,111	4,010,797

Members’ Capital:
Non-Managing Members	347,385,552	400,129,363

Total members’ capital	347,385,552	400,129,363

Total liabilities and members’ capital	$356,303,663	$404,140,160

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

June 30, 2013

(Unaudited)

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$(16,966,198)	(4.88)%
Equity	57,990	0.01
Foreign currency	(203,311)	(0.06)
Interest Rates	172,317	0.05

Total futures and forward contracts purchased	(16,939,202)	(4.88)

Futures and Forward Contracts Sold
Commodity	8,850,958	2.55
Foreign currency	858,205	0.25

Total futures and forward contracts sold	9,709,163	2.80

Unrealized currency loss	(352,058)	(0.10)

Net fair value	$(7,582,097)	(2.18)%

Options Contracts
Options purchased on futures Contracts	$14,525,963	4.18%
Options written on futures Contracts	$(8,387,766)	(2.41)%

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

BHM I, LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30, `
	2013	2012	2013	2012
Investment income:
Interest income (MS&Co. & Morgan Stanley Wealth Management)	$—	$(37,706)	$—	$(48,368)

Expenses:
Management fees	1,565,947	1,908,832	3,214,088	3,807,912
Brokerage, clearing and transaction fees	286,742	228,594	495,654	562,187
Administrative fees	4,400	5,813	8,664	11,591

Total expenses	1,857,089	2,143,239	3,718,406	4,381,690
Expense reimbursements	(43,006)	(42,122)	(75,332)	(111,338)

Net expenses	1,814,083	2,101,117	3,643,074	4,270,352

Net investment loss	(1,814,083)	(2,138,823)	(3,643,074)	(4,318,720)

Trading results:
Trading profit (loss):
Net realized	(14,200,273)	(30,960,221)	(3,545,367)	(19,841,471)
Net change in unrealized	1,071,690	(4,889,162)	(3,344,124)	2,142,720

Total trading results	(13,128,583)	(35,849,383)	(6,889,491)	(17,698,751)

Net income (loss)	$(14,942,666)	$(37,988,206)	$(10,532,565)	$(22,017,471)

Net income (loss) allocation
Non-managing members	$(14,942,666)	$(37,988,206)	$(10,532,565)	$(22,017,471)

	Managing Member	Non-Managing Members	Total
Members’ Capital, December 31, 2012	$—	$400,129,363	$400,129,363
Capital contributions	—	255,770,099	255,770,099
Net loss	—	(10,532,565)	(10,532,565)
Capital withdrawals	—	(297,981,345)	(297,981,345)

Members’ Capital, June 30, 2013	$—	$347,385,552	$347,385,552

Members’ Capital, December 31, 2011	$—	$455,454,128	$455,454,128
Capital contributions	—	32,583,978	32,583,978
Net loss	—	(22,017,471)	(22,017,471)
Capital withdrawals	—	(26,504,626)	(26,504,626)

Members’ Capital, June 30, 2012	$—	$439,516,009	$439,516,009

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per redeemable unit for each Class for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses) [1]	$(33.44)	$(27.72)	$(28.50)	$(69.26)	$(59.95)	$(62.75)
Net investment income (loss) [2]	(5.85)	(5.55)	(6.00)	(6.42)	(5.96)	(6.38)

Increase (decrease) for the period	(39.29)	(33.27)	(34.50)	(75.68)	(65.91)	(69.13)
Net asset value per Unit, beginning of period	763.53	723.21	780.84	850.19	787.24	843.57

Net asset value per Unit, end of period	$724.24	$689.94	$746.34	$774.51	$721.33	$774.44

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses) [1]	$(27.85)	$(18.39)	$(16.98)	$(43.63)	$(31.96)	$(31.24)
Net investment income (loss) [2]	(11.84)	(11.21)	(12.10)	(13.08)	(12.10)	(12.96)

Increase (decrease) for the period	(39.69)	(29.60)	(29.08)	(56.71)	(44.06)	(44.20)
Net asset value per Unit, beginning of period	763.93	719.54	775.42	831.22	765.39	818.64

Net asset value per Unit, end of period	$724.24	$689.94	$746.34	$774.51	$721.33	$774.44

[1]	Includes brokerage fees and placement agent fees, if applicable to Class.

[2]	Excludes brokerage fees and placement agent fees, if applicable to Class.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets:[3]
Net investment income (loss)	(6.6)%	(4.5)%	(3.4)%	(6.6)%	(4.4)%	(3.7)%
Incentive fees allocated from the Trading Company	—%	—%	—%	—%	—%	—%

Net investment loss before incentive fees[4]	(6.6)%	(4.5)%	(3.4)%	(6.6)%	(4.4)%	(3.7)%

Operating expense	6.6%	4.5%	3.4%	6.5%	4.4%	3.6%
Incentive fees	—%	—%	—%	—%	—%	—

Total expenses	6.6%	4.5%	3.4%	6.5%	4.4%	3.6%

Total return:
Total return before incentive fees	(5.1)%	(4.6)%	(4.4)%	(8.9)%	(8.4)%	(8.2)%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	(5.1)%	(4.6)%	(4.4)%	(8.9)%	(8.4)%	(8.2)%

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets:[3]
Net investment income (loss)	(6.6)%	(4.4)%	(3.3)%	(6.6)%	(4.4)%	(4.2)%
Incentive fees allocated from the Trading Company	—%	—%	—%	—%	—%	—%

Net investment loss before incentive fees[4]	(6.6)%	(4.4)%	(3.3)%	(6.6)%	(4.4)%	(4.2)%

Operating expense	6.6%	4.4%	3.3%	6.6%	4.4%	4.1%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses	6.6%	4.4%	3.3%	6.6%	4.4%	4.1%

Total return:
Total return before incentive fees	(5.2)%	(4.1)%	(3.8)%	(6.8)%	(5.8)%	(5.4)%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	(5.2)%	(4.1)%	(3.8)%	(6.8)%	(5.8)%	(5.4)%

[3]	Annualized (other than incentive fees).

[4]	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

Financial Highlights of the Trading Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Ratios to average Members’ Capital: (1)
Net investment loss(2)	(1.98)%	(1.84)%	(1.94)%	(1.83)%
Expenses before incentive fees(2)	1.98%	1.80%	1.94%	1.81%
Expenses after incentive fees(2)	1.98%	1.80%	1.94%	1.81%
Net income (loss)	(4.06)%	(8.11)%	(2.78)%	(4.65)%
Total return before incentive fees	(4.08)%	(7.87)%	(3.06)%	(4.68)%
Total return after incentive fees	(4.08)%	(7.87)%	(3.06)%	(4.68)%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

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

The following tables summarize the valuation of the Trading Company’s investments as of June 30, 2013 and December 31, 2012, respectively.

June 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$7,211,121	$(23,945,759)	$(16,734,638)
Forwards	1,000,512	(1,205,076)	(204,564)

Total Assets	$8,211,633	$(25,150,835)	$(16,939,202)

Liabilities
Futures	$15,452,138	$(5,742,975)	$9,709,163

Total Liabilities	$15,452,138	$(5,742,975)	$9,709,163

Unrealized currency loss			(352,058)

Total net unrealized loss on open contracts			$(7,582,097)

Options
Options purchased			$14,525,963
Options written			$(8,387,766)

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

(Unaudited)

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$13,711,112	$(12,497,727)	$1,213,385
Forwards	—	(3,502,077)	(3,502,077)

Total Assets	$13,711,112	$(15,999,804)	$(2,288,692)

Liabilities
Futures	$5,867,548	$(5,412,882)	$454,666
Forwards	—	(83,611)	(83,611)

Total Liabilities	$5,867,548	$(5,496,493)	$371,055

Unrealized currency loss			(766,432)

Total net unrealized loss on open contracts			$(2,684,069)

Options
Options purchased			$4,603,450
Option written			$(3,436,153)

The effect of trading activities on the Statements of Financial Condition as of June 30, 2013 and December 31, 2012:

June 30, 2013

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for six months (absolute quantity)
Commodity	$6,949,167	$(23,915,365)	$14,586,839	$(5,735,881)	$(8,115,240)	13,666
Equity	58,328	(338)	—	—	57,990	632
Foreign currency	1,002,385	(1,205,696)	865,299	(7,094)	654,894	1,948
Interest rates	201,753	(29,436)	—	—	172,317	3,349

Total	$8,211,633	$(25,150,835)	$15,452,138	$(5,742,975)	$(7,230,039)

Unrealized currency loss					(352,058)

Total net unrealized loss on open contracts					$(7,582,097)*

			Average number of contracts outstanding for six months (absolute quantity)
Option Contracts at Fair Value
Options purchased	$14,525,963	**	2,818
Options written	$(8,387,766	)***	1,579

*	This amount is in “Total net unrealized loss on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2013 and 2012.

Sector	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013		Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Commodity	$(10,852,289)		$(999,180)		$(25,584,502)		$(10,353,067)
Equity	(1,164,058)		(1,293,272)		(1,023,976)		1,391,176
Foreign currency	(3,627,735)		(2,245,438)		(1,495,663)		(2,650,648)
Interest rates	2,592,338		(2,765,976)		(7,902,817)		(6,068,045)
Unrealized currency gain (loss)	(76,839)		414,375		157,575		(18,167)

Total	$(13,128,583	)****	$(6,889,491	)****	$(35,849,383	)****	$(17,698,751	)****

****	This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses and Changes in Members’ Capital.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	June 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$239,577,189	$—	$239,577,189	$—

Net fair value	$239,577,189	$—	$239,577,189	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$271,436,225	$—	$271,436,225	$—

Net fair value	$271,436,225	$—	$271,436,225	$—

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that based on available information in the marketplace, that there has not been a significant decrease in the volume and level of activity of the Trading Company’s Level 2 assets and liabilities.

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

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2013 and December 31, 2012, the Trading Company did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2013
Assets
Futures	$22,663,259	$—	n/a	$22,663,259
Forwards	—	1,000,512	n/a	1,000,512
Options purchased	14,525,963	—	n/a	14,525,963

Total assets	37,189,222	1,000,512	n/a	38,189,734

Liabilities
Futures	$29,688,734	$—	n/a	$29,688,734
Forwards	—	1,205,076		1,205,076
Options written	8,387,766	—		8,387,766

Total liabilities	38,076,500	1,205,076	n/a	39,281,576

Unrealized currency loss				$(352,058)

*Net fair value	$(887,278)	$(204,564)	n/a	$(1,443,900)

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2013

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

June 30, 2013

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

June 30, 2013

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended June 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2013 and December 31, 2012, the Trading Company did not hold any derivative instruments for which market quotations were not readily available, and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2013 and twelve months ended December 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

June 30, 2013

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

Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services — Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

Net Income (Loss) per Redeemable Unit. Net income (loss) per unit for each Class is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company and cash. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2013.

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

For the six months ended June 30, 2013, Partnership capital decreased 12.4% from $267,061,354 to $233,906,250. This decrease was attributable by the redemptions of 49,309.767 Units totaling $37,152,182, coupled with the net loss of $13,077,221, which was partially offset by the subscriptions of 22,320.527 Units totaling $17,074,299. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.

The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2013, the Trading Company’s capital decreased 13.2% from $400,129,363 to $347,385,552. This decrease was attributable to the withdrawals of $297,981,345, coupled with the net loss of $10,532,565, which was partially offset by the contributions of $255,770,099. Future withdrawals can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

The Trading Company records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Members’ Capital.

Results of Operations

During the Partnership’s second quarter of 2013, the net asset value per Unit for Class A decreased 5.1% from $763.53 to $724.24 as compared to a decrease of 8.9% in the second quarter of 2012. During the Partnership’s second quarter of 2013, the net asset value per Unit for Class D decreased 4.6% from $723.21 to $689.94 as compared to a decrease of 8.4% in the second quarter of 2012. During the Partnership’s second quarter of 2013, the net asset value per Unit for Class Z decreased 4.4% from $780.84 to $746.34 as compared to a decrease of 8.2% in the second quarter of 2012. The Partnership, through its investment in the Trading Company, experienced a net trading loss in the second quarter of 2013 of $9,069,558. Losses were primarily attributable to the Trading Company’s trading in commodities, equities and currencies and were partially offset by gains in interest rates. The Partnership, through its investment in the Trading Company, experienced a net trading loss in the second quarter of 2012 of $23,065,115. Losses were primarily attributable to the Trading Company’s trading in commodities, interest rates, equities and currencies.

During the second of 2013, the most significant losses were incurred in the metals markets during April from long futures positions in palladium and platinum as precious prices declined during the month as Cyprus planned to sell gold to raise money, while minutes from a U.S. Federal Reserve meeting spurred speculation that U.S. stimulus will be curbed. Further losses were incurred in this sector during April from long futures positions in tin. During June, long futures positions in palladium and platinum incurred losses as prices declined after U.S. economic data topped estimates, eroding the appeal of the metals as a store of value. Prices of these metals continued to decline as a South African mining union said it would postpone a potential strike until after talks with government leaders. In currencies, losses were experienced during April from short euro versus U.S. dollar positions as the value of the euro advanced amid speculation the European Central Bank would provide further stimulus should economic conditions deteriorate in that region of the world. Short euro positions resulted in additional currency losses during early June as the value of the European common currency strengthened. Global stock indices also incurred modest losses during June losses from long positions in Pacific Rim and European equity index futures as prices declined on concern central banks may scale back economic stimulus measures earlier-than-expected. A portion of the Partnership’s losses for the quarter was offset by gains recorded during May from trading in the global interest rate futures markets from short futures positions in U.S. 30-year Treasury bonds as prices declined following a positive U.S. employment report and expectations the U.S. Federal Reserve would begin to curb monetary stimulus in the near future. Gains were also recorded in agricultural commodities during April from long futures positions in cocoa as prices rallied during the month on speculation that supplies will continue to be limited from the Ivory Coast. During June, short futures positions in corn and soybeans also profited as prices declined after warm weather and soil moisture boosted the outlook for U.S. crop yields. In energies, modest gains were during April from short futures positions in Brent crude oil as prices generally declined due to concerns about weakening global demand.

During the six months ended June 30, 2013, the net asset value per Unit for Class A decreased 5.2% from $763.93 to $724.24 as compared to a decrease of 6.8% in the same period of 2012. During the six months ended June 30, 2013, the net asset value per Unit for Class D decreased 4.1% from $719.54 to $689.94 as compared to a decrease of 5.8% in the same period of 2012. During the six months ended June 30, 2013, the net asset value per Unit for Class Z decreased 3.8% from $775.42 to $746.34 as compared to a decrease of 5.4% in the same period of 2012. The Partnership, through its investment in the Trading Company experienced a net trading loss in the six months ended June 30, 2013 of $4,857,503. Losses were primarily attributable to the Trading Company’s trading in commodities, currencies, interest rates and equities. The Partnership, through its investment in the Trading Company experienced a net trading loss in the six months ended June 30, 2012 of $12,281,717. Losses were primarily attributable to the Trading Company’s trading in commodities, currencies and interest rates and were partially offset by gains in equities.

During the first six months June 30, 2013, the most significant losses incurred during April from long futures positions in palladium and platinum as precious prices declined during the month as Cyprus planned to sell gold to raise money, while minutes from a U.S. Federal Reserve meeting spurred speculation that U.S. stimulus will be curbed. Further losses were incurred from long futures positions in tin as prices declined due to concerns about slowing global growth. Losses were also recorded within the metals complex during June from long futures positions in palladium and platinum as prices declined after U.S. economic data topped estimates, eroding the appeal of the metals as a store of value. Prices of these metals continued to decline as a South African mining union said it would postpone a potential strike until after talks with government leaders. Trading in global interest rate futures also incurred losses, primarily during February, from short futures positions in the U.S. 30-year Treasury bonds and U.S. 10-year and 5-year Treasury notes as prices advanced after European Central Bank (“ECB”) President Mario Draghi said euro-area data showed economic weakness at the start of the year, increasing demand for the relative “safety” of government debt globally. Further losses were incurred in March from short futures positions in U.S. 30-year Treasury bonds and U.S. 10-year and 5-year Treasury notes as prices rose after Cyprus’s rejection of a bailout plan stoked concern Europe’s debt crisis was worsening. In currencies, losses were incurred during April from short euro versus U.S. dollar positions as the value of the euro advanced amid speculation the European Central Bank would provide further stimulus should economic conditions deteriorate in that region of the world. Short euro positions resulted in additional currency losses during early June as the value of the European common currency strengthened. In global stock indices, modest losses were incurred during June from long positions in Pacific Rim and European equity index futures as prices declined on concern central banks may scale back economic stimulus measures earlier-than-expected. A portion of the Partnership’s losses for the first half of the year was offset by gains achieved in energies trading during February from short futures positions in WTI crude oil as prices declined amid concern fuel demand will decline should the U.S. economic recovery stall. In agricultural commodities, gains were recorded during March and April from long futures positions in cocoa as prices rallied on speculation supplies from the Ivory Coast will be limited. Further gains in the agricultural complex were recorded during June from short futures positions in corn and soybeans as prices declined after warm weather and soil moisture boosted the outlook for U.S. crop yields.

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

Effective July 1, 2012, MS & CO. credits the Trading Company on 100% of the average daily equity maintained in cash in the Trading Company’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. There was no interest income earned allocated from the Trading Company for the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012. The amount of interest income earned by the Partnership depends on the average daily equity in the Trading Company over which neither the Partnership/Trading Company nor MS&CO. has control.

Placement agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The placement agent fees for the three and six months ended June 30, 2013 decreased $308,720 and $463,708, respectively, as compared to the corresponding periods in 2012. The decrease in placement agent fees is due to lower average net assets during the three and six months ended June 30, 2013, as compared to the corresponding periods in 2012.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership. Administrative expenses for the three and six months ended June 30, 2013 decreased $114,198 and $181,200, respectively, as compared to the corresponding periods in 2012.

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

The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Company’s market risk exposures and on an aggregate basis at June 30, 2013 and December 31, 2012.

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

As of June 30, 2013, the Trading Company’s total capitalization was $347,385,552, and the Partnership owned approximately 69.0% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of June 30, 2013 was as follows:

June 30, 2013

			Three months ended June 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$22,921,632	6.60%	$25,278,674	$16,725,217	$21,058,059
Currency	680,625	0.20%	7,162,892	680,625	4,213,030
Equity	547,525	0.16%	5,369,695	271,150	2,860,263
Interest Rate	1,350,559	0.39%	4,404,781	0	928,622

Total	$25,500,341	7.35%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There was no additional information to supplement or amend the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

NOTICE TO COMMODITY POOL OPERATORS AND

COMMODITY TRADING ADVISORS REQUIRED TO

PREPARE A DISCLOSURE DOCUMENT PURSUANT

TO THE REGULATIONS OF THE CFTC

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

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

On June 2, 2009, MS executed a final settlement with the Office of the New York State Attorney General (“NYAG”) in connection with its investigation relating to the sale of auction-rate securities (“ARS”). MS agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. On August 13, 2008, MS reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (CFTC) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $345 million, and the certificates had incurred actual losses of approximately $2.8 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $345 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On November 22, 2011, defendants filed a motion to dismiss the amended complaints. On March 12, 2012, the court denied defendants’ motion to dismiss with respect to plaintiff’s standing to bring suit. Defendants sought interlocutory appeal from that decision on April 11, 2012. On April 26, 2012, defendants filed a second motion to dismiss for failure to state a claim upon which relief can be granted, which the court denied, in substantial part, on October 2, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $216 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $216 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $100 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $100 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $121 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $121 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.86 billion, and the certificates had incurred actual losses of approximately $59 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.86 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $369 million, and the certificates incurred actual losses of approximately $28.3 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $369 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At June 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $674 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $674 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2012 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2013, there were subscriptions of 10,916.764 Units of Class A totaling $8,253,106 and 117.742 Units of Class Z totaling $91,733. The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class D (a) Total Number of Units Purchased*	Class D (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	7,942.545	$746.73	54.520	$708.66	79.183	$765.61	N/A	N/A
May 1, 2013 - May 31, 2013	11,485.782	$754.30	3,388.318	$717.17	—	$775.29	N/A	N/A
June 1, 2013 - June 30, 2013	7,394.114	$724.24	334.427	$689.94	114.011	$746.34	N/A	N/A
	26,822.441	$743.77	3,777.265	$714.64	193.194	$754.24	N/A	N/A

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 5. Other Information.

The Partnership does not have officers or a board of directors. The General Partner is managed by officers and a board of directors.

Effective August 8, 2013, Walter Davis resigned his position as President and Chairman of the Board of Directors of the General Partner. Effective August 8, 2013, Alper Daglioglu was appointed President of the General Partner and Jeremy Beal was appointed Chairman of the Board of Directors of the General Partner. Also effective August 8, 2013, Douglas Ketterer resigned his position as Director of the General Partner.

Effective September 13, 2013, Damian George will be resigning his position as Chief Financial Officer and Director of the General Partner. Effective September 13, 2013, Alice Ng will be appointed Chief Financial Officer of the General Partner.

Business background descriptions for the newly appointed officers and director are included below.

Alper Daglioglu, age 36, has been a Director, and listed as a principal, of the General Partner since December 2010. He was appointed President of the General Partner in August 2013. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 38, has been Chairman of the Board of Directors of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal (pending) since July 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. From October 2012 through May 2013, he was employed by JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, where his responsibilities included acting as the Chief Operating Officer. Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Ng, age 30, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Before joining Morgan Stanley Smith Barney LLC, Ms. Ng was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Ng was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Ng earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

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

Managed Futures Premier BHM L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: August 14, 2013

By:	/s/ Damian George
Damian George
Chief Financial Officer and Director (Principal Accounting Officer)

Date: August 14, 2013