Form 10-Q
period 2013-09-30
Managed Futures Premier BHM L.P.
filed 2013-11-14
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes      No X

MANAGED FUTURES PREMIER BHM L.P.

FORM 10-Q

PART I

Item 1. Financial Statements

Managed Futures Premier BHM L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2013	December 31, 2012
Assets:
Investment in Trading Company, at fair value	$239,693,582	$271,436,225

Total assets	$239,693,582	$271,436,225

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable	$8,098,009	$4,374,871

Total liabilities	8,098,009	4,374,871

Partners’ Capital:
General Partner, Class A, (0 units equivalents outstanding at September 30, 2013 and December 31, 2012)	0	0
General Partner, Class D, (0 units equivalents outstanding at September 30, 2013 and December 31, 2012)	0	0
General Partner, Class Z, (3,625.305 units equivalents outstanding at September 30, 2013 and December 31, 2012)	2,829,877	2,811,134
Limited Partners, Class A, (295,949.474 and 333,484.211 units outstanding at September 30, 2013 and December 31, 2012, respectively)	222,523,003	254,758,737
Limited Partners, Class D, (5,819.883 and 9,581.734 units outstanding at September 30, 2013 and December 31, 2012, respectively)	4,191,884	6,894,422
Limited Partners, Class Z, (2,627.265 and 3,349.197 units outstanding at September 30, 2013 and December 31, 2012, respectively)	2,050,809	2,597,061

Total Partners’ Capital	231,595,573	267,061,354

Total liabilities and Partners’ Capital	$239,693,582	$271,436,225

Net asset value per unit:
Class A	$751.90	$763.93

Class D	$720.27	$719.54

Class Z	$780.59	$775.42

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income:
Interest income allocated from Trading Company	$0	$0	$0	$(37,961)

Expenses:
Expenses allocated from Trading Company	1,332,723	1,527,324	4,299,994	4,865,818
Ongoing placement agent fees	1,707,815	2,054,914	5,503,175	6,313,982
Administrative fees	589,390	712,694	1,905,840	2,210,344
Other	54,286	59,574	194,923	202,949

Total expenses	3,684,214	4,354,506	11,903,932	13,593,093

Net investment income (loss)	(3,684,214)	(4,354,506)	(11,903,932)	(13,631,054)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	3,069,052	(4,185,838)	577,721	(17,155,709)
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	9,563,265	17,188,890	7,197,093	17,877,044

Total trading results allocated from Trading Company	12,632,317	13,003,052	7,774,814	721,335

Net income (loss)	$8,948,103	$8,648,546	$(4,129,118)	$(12,909,719)

Net income (loss) allocation from Trading Company
Class A	$8,545,145	$8,189,487	$(4,146,533)	$(12,442,674)

Class D	$179,068	$262,274	$(17,055)	$(328,210)

Class Z	$223,890	$196,785	$34,470	$(138,835)

Net asset value per unit
Class A	$751.90	$797.95	$751.90	$797.95

Class D	$720.27	$747.30	$720.27	$747.30

Class Z	$780.59	$803.82	$780.59	$803.82

Net income (loss) per unit*
Class A	$27.66	$23.44	$(12.03)	$(33.27)

Class D	$30.33	$25.97	$0.73	$(18.09)

Class Z	$34.25	$29.38	$5.17	$(14.82)

Weighted average units outstanding
Class A	309,593.130	347,407.572	322,428.388	338,556.092

Class D	5,905.475	10,549.884	8,098.587	15,614.052

Class Z	6,547.896	6,764.380	6,687.896	6,252.353

*	Based on change in net asset value per unit.

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2012	$254,758,737	333,484.211	$6,894,422	9,581.734	$5,408,195	6,974.502	$267,061,354	350,040.447
Subscriptions — Limited Partners	23,849,503	31,537.588	141,247	196.302	116,733	150.346	24,107,483	31,884.236
Net income (loss)	(4,146,533)	0	(17,055)	0	34,470	0	(4,129,118)	0
Redemptions — Limited Partners	(51,938,704)	(69,072.325)	(2,826,730)	(3,958.153)	(678,712)	(872.278)	(55,444,146)	(73,902.756)

Partners’ Capital at September 30, 2013	$222,523,003	295,949.474	$4,191,884	5,819.883	$4,880,686	6,252.570	$231,595,573	308,021.927

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2011	$246,995,994	297,148.967	$15,667,296	20,469.784	$3,744,390	4,573.933	$266,407,680	322,192.684
Subscriptions — Limited Partners	66,566,869	79,801.002	539,571	696.660	1,716,120	2,059.888	68,822,560	82,557.550
Subscriptions — General Partner	0	0	0	0	250,000	303.047	250,000	303.047
Net income (loss)	(12,442,674)	0	(328,210)	0	(138,835)	0	(12,909,719)	0
Redemptions — Limited Partners	(30,715,577)	(38,074.200)	(8,718,202)	(11,584.710)	(128,606)	(165.342)	(39,562,385)	(49,824.252)

Partners’ Capital at September 30, 2012	$270,404,612	338,875.769	$7,160,455	9,581.734	$5,443,069	6,771.526	$283,008,136	355,229.029

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

1. General:

Managed Futures Premier BHM L.P. (formerly known as BHM Discretionary Futures Fund L.P.) (the “Partnership”) is a limited partnership organized on August 23, 2010 under the partnership laws of the State of Delaware to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership commenced trading on November 1, 2010. The commodity interests that are traded by the Partnership through its investment in the Trading Company (as defined below), are volatile and involve a high degree of market risk. The Partnership is authorized to sell an unlimited number of units of limited partnership interest (“Units”) on a continuous basis.

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

On November 1, 2010, the Partnership allocated substantially all of its capital to Morgan Stanley Smith Barney BHM I, LLC (the “Trading Company”), a limited liability company organized under the Delaware Limited Liability Company Law. The Trading Company was formed in order to permit accounts managed by Blenheim Capital Management LLC (“Blenheim” or the “Advisor”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, systematic trading program, to invest together in one trading vehicle. The General Partner is also the trading manager of the Trading Company. Individual and pooled accounts currently managed by the General Partner, including the Partnership, are permitted to be members of the Trading Company. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

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

Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management. This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing broker for the Trading Company and currently serves as the Placement Agent to the Partnership (the “Placement Agent”). The clearing commodity broker for the Trading Company is Morgan Stanley & Co. LLC (“MS&CO.”).

At September 30, 2013, the Partnership owned approximately 70.0% of the Trading Company. At December 31, 2012, the Partnership owned approximately 67.9% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner of the Partnership (each a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits or losses, if any, net of distributions.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2013 and December 31, 2012, and the results of its operations for the three and nine months ended September 30, 2013 and 2012, and changes in partners’ capital for the nine months ended September 30, 2013 and 2012. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2012.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2013 and December 31, 2012, and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2013 and 2012 are presented below:

BHM I, LLC

Statements of Financial Condition

	(Unaudited) September 30 2013	December 31, 2012
Assets:
Equity in trading account:
Unrestricted cash	$295,198,611	$376,779,691
Restricted cash	34,221,993	25,431,512

Total cash	329,420,604	402,211,203

Net unrealized gain (loss) on open contracts (MS&Co.)	9,231,985	(7,615,925)
Net unrealized gain on open contracts (MSIP)	0	4,931,856

Total net unrealized gain (loss) on open contracts	9,231,985	(2,684,069)

Options purchased, (premiums paid $14,561,057 and $6,670,540, respectively)	7,412,579	4,603,450

Total trading equity	346,065,168	404,130,584
Expense reimbursements	11,670	9,576

Total assets	$346,076,838	$404,140,160

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $9,896,610 and $6,229,235, respectively)	$3,287,933	$3,436,153
Accrued management fees	469,302	573,103
Accrued incentive fees	21,417	—
Accrued administrative fees	2,104	1,541
Brokerage commissions payable (MS&Co.)	10,032	—

Total liabilities	3,790,788	4,010,797

Members’ Capital:
Non-Managing Members	342,286,050	400,129,363

Total members’ capital	342,286,050	400,129,363

Total liabilities and members’ capital	$346,076,838	$404,140,160

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

September 30, 2013

(Unaudited)

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$13,787,352	4.03%
Equity	(22,755)	(0.01)
Foreign currency	(2,802)	(0.00)*
Interest Rates	19,251	0.01

Total futures and forward contracts purchased	13,781,046	4.03

Futures and Forward Contracts Sold
Commodity	(3,046,290)	(0.89)
Equity	1,535	0.00 *
Foreign currency	39,062	0.01
Interest Rates	(772,433)	(0.23)

Total futures and forward contracts sold	(3,778,126)	(1.11)

Unrealized currency loss	(770,935)	(0.22)

Net fair value	$9,231,985	2.70%

Options Contracts
Options purchased on futures Contracts	$7,412,579	2.16%
Options written on futures Contracts	$(3,287,933)	(0.96)%

*	Due to rounding

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

BHM I, LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, `
	2013	2012	2013	2012
Investment income:
Interest income (MS&Co. & Morgan Stanley Wealth Management)	$0	$0	$0	$(48,368)

Expenses:
Management fees	1,442,143	1,784,538	4,656,231	5,592,450
Brokerage, clearing and transaction fees	228,000	161,814	723,654	724,001
Incentive fees	21,417	0	21,417	0
Administrative fees	6,472	5,231	15,136	16,822

Total expenses	1,698,032	1,951,583	5,416,438	6,333,273
Expense reimbursements	(34,317)	(27,828)	(109,649)	(139,166)

Net expenses	1,663,715	1,923,755	5,306,789	6,194,107

Net investment loss	(1,663,715)	(1,923,755)	(5,306,789)	(6,242,475)

Trading results:
Trading profit (loss):
Net realized	4,275,702	(6,446,161)	730,335	(26,287,632)
Net change in unrealized	13,994,385	26,202,810	10,650,261	28,345,530

Total trading results	18,270,087	19,756,649	11,380,596	2,057,898

Net income (loss)	$16,606,372	$17,832,894	$6,073,807	$(4,184,577)

Net income (loss) allocation
Non-managing members	$16,606,372	$17,832,894	$6,073,807	$(4,184,577)

	Managing Member	Non-Managing Members	Total
Members’ Capital, December 31, 2012	$0	$400,129,363	$400,129,363
Capital contributions	0	257,750,677	257,750,677
Net income	0	6,073,807	6,073,807
Capital withdrawals	0	(321,667,797)	(321,667,797)

Members’ Capital, September 30, 2013	$0	$342,286,050	$342,286,050

Members’ Capital, December 31, 2011	$0	$455,454,128	$455,454,128
Capital contributions	0	32,589,994	32,589,994
Net loss	0	(4,184,577)	(4,184,577)
Capital withdrawals	0	(52,273,313)	(52,273,313)

Members’ Capital, September 30, 2012	$0	$431,586,232	$431,586,232

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per unit for each Class for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses) [1]	$33.30	$35.72	$40.08	$29.46	$31.60	$35.41
Net investment income (loss) [2]	(5.64)	(5.39)	(5.83)	(6.02)	(5.63)	(6.03)

Increase (decrease) for the period	27.66	30.33	34.25	23.44	25.97	29.38
Net asset value per Unit, beginning of period	724.24	689.94	746.34	774.51	721.33	774.44

Net asset value per Unit, end of period	$751.90	$720.27	$780.59	$797.95	$747.30	$803.82

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses) [1]	$5.45	$17.33	$23.10	$(14.17)	$(0.36)	$4.17
Net investment income (loss) [2]	(17.48)	(16.60)	(17.93)	(19.10)	(17.73)	(18.99)

Increase (decrease) for the period	(12.03)	0.73	5.17	(33.27)	(18.09)	(14.82)
Net asset value per Unit, beginning of period	763.93	719.54	775.42	831.22	765.39	818.64

Net asset value per Unit, end of period	$751.90	$720.27	$780.59	$797.95	$747.30	$803.82

[1]	Includes brokerage fees and placement agent fees, if applicable to Class.

[2]	Excludes brokerage fees and placement agent fees, if applicable to Class.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets:[3]
Net investment income (loss)	(6.4)%	(4.1)%	(3.2)%	(6.3)%	(4.0)%	(3.2)%
Incentive fees allocated from the Trading Company	—%	—%	—%	—%	—%	—%

Net investment loss before incentive fees[4]	(6.4)%	(4.1)%	(3.2)%	(6.3)%	(4.0)%	(3.2)%

Operating expense	6.4%	4.1%	3.2%	6.3%	4.0%	3.2%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses	6.4%	4.1%	3.2%	6.3%	4.0%	3.2%

Total return:
Total return before incentive fees	3.8%	4.4%	4.6%	3.0%	3.6%	3.8%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	3.8%	4.4%	4.6%	3.0%	3.6%	3.8%

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets:[3]
Net investment income (loss)	(6.5)%	(4.2)%	(3.1)%	(6.5)%	(4.3)%	(3.8)%
Incentive fees allocated from the Trading Company	—%	—%	—%	—%	—%	—%

Net investment loss before incentive fees[4]	(6.5)%	(4.2)%	(3.1)%	(6.5)%	(4.3)%	(3.8)%

Operating expense	6.5%	4.2%	3.1%	6.5%	4.3%	3.8%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses	6.5%	4.2%	3.1%	6.5%	4.3%	3.8%

Total return:
Total return before incentive fees	(1.6)%	0.1%	0.7%	(4.0)%	(2.4)%	(1.8)%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	(1.6)%	0.1%	0.7%	(4.0)%	(2.4)%	(1.8)%

[3]	Annualized (other than incentive fees).

[4]	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

Financial Highlights of the Trading Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Ratios to average Members’ Capital: (1)
Net investment loss(2)	(1.92)%	(1.78)%	(1.94)%	(1.81)%
Expenses before incentive fees(2)	1.92%	1.78%	1.93%	1.80%
Expenses after incentive fees(2)	1.92%	1.78%	1.94%	1.80%
Net income (loss)	4.89%	4.14%	1.66%	(0.91)%
Total return before incentive fees	4.97%	4.18%	1.76%	(0.70)%
Total return after incentive fees	4.97%	4.18%	1.76%	(0.70)%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

3. Trading Activities:

The Partnership’s pro rata share of the results of the Trading Company’s trading activities are shown in the Statements of Income and Expenses.

The Partnership and Trading Company, in the normal course of business, enter into various contracts with MS&Co. and MSIP acting as their commodity brokers. The brokerage agreements with MS&Co. and MSIP give the Partnership and the Trading Company, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Trading Company nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on its Statements of Financial Condition as the criteria under Accounting Standards Codification (“ASC”) 210-20, “Balance Sheet,” have been met.

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

The following tables summarize the valuation of the Trading Company’s investments as of September 30, 2013 and December 31, 2012, respectively.

September 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$23,141,573	$(9,360,527)	$13,781,046
Forwards	—	—	—

Total Assets	$23,141,573	$(9,360,527)	$13,781,046

Liabilities
Futures	$7,005,919	$(10,814,939)	$(3,809,020)
Forwards	30,894	—	30,894

Total Liabilities	$7,036,813	$(10,814,939)	$(3,778,126)

Unrealized currency loss			(770,935)

Total net unrealized gain on open contracts			$9,231,985

Options
Options purchased			$7,412,579
Options written			$(3,287,933)

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

(Unaudited)

December 31, 2012	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$13,711,112	$(12,497,727)	$1,213,385
Forwards	—	(3,502,077)	(3,502,077)

Total Assets	$13,711,112	$(15,999,804)	$(2,288,692)

Liabilities
Futures	$5,867,548	$(5,412,882)	$454,666
Forwards	—	(83,611)	(83,611)

Total Liabilities	$5,867,548	$(5,496,493)	$371,055

Unrealized currency loss			(766,432)

Total net unrealized loss on open contracts			$(2,684,069)

Options
Options purchased			$4,603,450
Option written			$(3,436,153)

The effect of trading activities on the Statements of Financial Condition as of September 30, 2013 and December 31, 2012:

September 30, 2013

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for six months (absolute quantity)
Commodity	$23,121,235	$(9,333,883)	$6,938,191	$(9,984,481)	$10,741,062	14,436
Equity	1,087	(23,842)	1,535	0	(21,220)	471
Foreign currency	0	(2,802)	97,087	(58,025)	36,260	1,592
Interest rates	19,251	0	0	(772,433)	(753,182)	2,700

Total	$23,141,573	$(9,360,527)	$7,036,813	$(10,814,939)	$10,002,920

Unrealized currency loss					(770,935)

Total net unrealized gain on open contracts					$9,231,985 *

			Average number of contracts outstanding for six months (absolute quantity)
Option Contracts at Fair Value
Options purchased	$7,412,579	**	3,542
Options written	$(3,287,933	)***	1,702

*	This amount is in “Total net unrealized gain on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2013 and 2012.

Sector	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Commodity	$19,188,241	$18,189,061	$25,370,013	$15,016,946
Equity	647,571	(645,701)	(734,053)	657,123
Foreign currency	(14,033)	(2,259,471)	(1,575,729)	(4,226,377)
Interest rates	(1,132,816)	(3,898,792)	(3,117,988)	(9,186,033)
Unrealized currency gain (loss)	(418,876)	(4,501)	(185,594)	(203,761)

Total	$18,270,087	$11,380,596	$19,756,649	$2,057,898

****	This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses and Changes in Members’ Capital.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	September 30, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$239,693,582	$—	$239,693,582	$—

Net fair value	$239,693,582	$—	$239,693,582	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$271,436,225	$—	$271,436,225	$—

Net fair value	$271,436,225	$—	$271,436,225	$—

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

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

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2013 and December 31, 2012, the Trading Company did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and twelve months ended December 31, 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2013
Assets
Futures	$30,147,492	$—	n/a	$30,147,492
Forwards	—	30,894	n/a	30,894
Options Purchased	7,412,579	—	n/a	7,412,579

Total Assets	$37,560,071	$30,894	n/a	$37,590,965

Liabilities
Futures	$20,175,466	$—	n/a	$20,175,466
Forwards	—	—	n/a	—
Options Written	3,287,933	—	n/a	3,287,933

Total Liabilities	$23,463,399	$—	n/a	$23,463,399

Unrealized currency loss				(770,935)

*Net fair value	$14,096,672	$30,894	n/a	$13,356,631

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended September 30, 2013 and December 31, 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2013 and December 31, 2012, the Trading Company did not hold any derivative instruments for which market quotations were not readily available, and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2013 and twelve months ended December 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

September 30, 2013

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

GAAP provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements and requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s financial statements to determine whether the tax positions are “more-likely than-not” to be sustained by the applicable tax authority. Tax positions with respect to tax at the Partnership level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company and cash. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2013.

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

For the nine months ended September 30, 2013, Partnership capital decreased 13.3% from $267,061,354 to $231,595,573. This decrease was attributable to the redemptions of 73,902.756 Units totaling $55,444,146, coupled with the net loss of $4,129,118, which was partially offset by the subscriptions of 31,884.236 Units totaling $24,107,483. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.

The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the nine months ended September 30, 2013, the Trading Company’s capital decreased 14.5% from $400,129,363 to $342,286,050. This decrease was attributable to the withdrawals of $321,667,797, which was partially offset by the net income of $6,073,807, coupled with the contributions of $257,750,677. Future withdrawals can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2013, the net asset value per Unit for Class A increased 3.8% from $724.24 to $751.90 as compared to an increase of 3.0% in the third quarter of 2012. During the Partnership’s third quarter of 2013, the net asset value per Unit for Class D increased 4.4% from $689.94 to $720.27 as compared to an increase of 3.6% in the third quarter of 2012. During the Partnership’s third quarter of 2013, the net asset value per Unit for Class Z increased 4.6% from $746.34 to $780.59 as compared to an increase of 3.8% in the third quarter of 2012. The Partnership, through its investment in the Trading Company, experienced a net trading gain in the third quarter of 2013 of $12,632,317. Gains were primarily attributable to the Trading Company’s trading in commodities and equities and were partially offset by losses in interest rates and currencies. The Partnership, through its investment in the Trading Company, experienced a net trading gain in the third quarter of 2012 of $13,003.052. Gains were primarily attributable to the Trading Company’s trading in commodities and were partially offset by losses in interest rates, equities and currencies.

During the third quarter of 2013, the Partnership posted net trading gains due to positions in agricultural commodities, metals, and global stock indices. These gains were partially offset by losses incurred from trading in energies and currencies. The most significant gains were recorded in agricultural commodities from long futures positions in cocoa as prices advanced throughout the majority of the quarter as bean processing in Asia unexpectedly increased, signaling higher demand for the commodity. Gains were also recorded in the metals complex during July and August from long futures positions in palladium and platinum as prices surged on strength in U.S. automobile sales and generally stronger demand. Further gains were recorded in metals trading from long futures positions in tin as prices rallied in July and August due to better than expected economic data from the U.S. Trading in global stock indices was also profitable during July primarily from long futures positions in the Euro Stoxx 50 and S&P 500 Index as equity prices rallied as U.S. Federal Reserve Chairman Ben Bernanke said that the pace of the recovery will determine when the central bank reduces its asset purchases. A portion of the Partnership’s gains for the quarter was offset by losses in energies during July and August from short futures positions in WTI crude oil as prices rallied amid tensions in the Middle East, which spurred concern the flow of supplies from that region may be disrupted. Losses were also incurred in the currency markets from short positions in the Euro versus the U.S. dollar as the value of the Euro increased against the U.S. dollar as U.S. Federal Reserve Chairman Ben Bernanke made dovish reassurances, pushing back concerns regarding the tapering of the quantitative easing program.

During the nine months ended September 30, 2013, the net asset value per Unit for Class A decreased 1.6% from $763.93 to $751.90 as compared to a decrease of 4.0% in the same period of 2012. During the nine months ended September 30, 2013, the net asset value per Unit for Class D increased 0.1% from $719.54 to $720.27 as compared to a decrease of 2.4% in the same period of 2012. During the nine months ended September 30, 2013, the net asset value per Unit for Class Z increased 0.7% from $775.42 to $780.59 as compared to a decrease of 1.8% in the same period of 2012. The Partnership, through its investment in the Trading Company experienced a net trading gain in the nine months ended September 30, 2013 of $7,774,814. Gains were primarily attributable to the Trading Company’s trading in commodities, and were partially offset by losses in currencies, interest rates and equities. The Partnership, for its own account, through its investment in the Trading Company experienced a net trading gain in the nine months ended September 30, 2012 of $721,335. Gains were primarily attributable to the Trading Company’s trading in commodities and equities and were partially offset by losses in currencies and interest rates.

During the nine months ended September 30, 2013, the Partnership posted trading gains in the agricultural and metals markets. Theses trading gains were mitigated by losses from trading energies, currencies, global interest rate futures, and global stock indices. The most significant trading gains were recorded in agriculturals from long futures positions in cocoa as prices advanced throughout a majority of the third quarter as bean processing in Asia unexpectedly increased, signaling higher demand for the commodity. Gains were also recorded in agricultural commodities during April from long futures positions in cocoa as prices rallied on speculation supplies from the Ivory Coast will continue to be limited. In metals, gains were recorded during July and August from long futures positions in palladium and platinum as prices surged on strength in U.S. automobile sales and generally stronger demand. Further gains during July and August were recorded from long futures positions in tin as prices rallied in July and August due to better than expected economic data from the U.S. Additional gains in metals were recorded during January from long futures positions in palladium, platinum, and tin. The Partnership’s trading gains for the first nine months of the year were mitigated by trading losses incurred within the energy markets during June, July and August from short futures positions in WTI crude oil as prices rallied amid tensions in the Middle East, which spurred concern the flow of supplies from that region may be disrupted. Additional losses were experienced in currencies from short Euro versus U.S. dollar positions as the value of the Euro advanced during April amid speculation the European Central Bank would provide further stimulus should economic conditions deteriorate in that region of the world. Further currency losses were incurred during July from short positions in the Euro as the value of the Euro increased against the U.S. dollar following dovish reassurances from U.S. Federal Reserve Chairman Ben Bernanke, pushing back concerns regarding the tapering of the Fed’s quantitative easing program. In global interest rate futures, losses were recorded during February from short futures positions in U.S. 30-year Treasury bonds and U.S. 10-year and 5-year Treasury notes as prices advanced after European Central Bank (“ECB”) President Mario Draghi said euro-area data showed economic weakness at the start of the year, increasing demand for the relative “safety” of government debt globally. Further losses were incurred in March from short futures positions in these markets as prices rose after Cyprus’s rejection of a bailout plan stoked concern Europe’s debt crisis was worsening, thus pushing global fixed income prices higher. Modest losses were incurred in global stock indices during June from long positions in Pacific Rim and European equity index futures as prices declined on concern central banks may scale back economic stimulus measures earlier than expected.

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

Effective July 1, 2012, MS & CO. credits the Trading Company on 100% of the average daily equity maintained in cash in the Trading Company’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. There was no interest income earned allocated from the Trading Company for the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012. The amount of interest income earned by the Partnership depends on the average daily equity in the Trading Company over which neither the Partnership/Trading Company nor MS&CO. has control.

Placement agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The placement agent fees for the three and nine months ended September 30, 2013 decreased $347,099 and $810,807, respectively, as compared to the corresponding periods in 2012. The decrease in placement agent fees is due to lower average net assets during the three and nine months ended September 30, 2013, as compared to the corresponding periods in 2012.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership. Administrative expenses for the three and nine months ended September 30, 2013 decreased $123,304 and $304,504, respectively, as compared to the corresponding periods in 2012.

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

The Trading Company Value at Risk computation is based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange dealer-based instruments. It’s also not based on exchange and/or dealer-based maintenance margin requirements. Value at Risk models, including the models used by Morgan Stanley and Ceres, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the Value at Risk model is used to quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Advisor in its daily risk management activities. Please further note that Value at Risk as described above may not be comparable to similarly-titled measures used by other entities.

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

The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Company’s market risk exposures and on an aggregate basis at September 30, 2013 and December 31, 2012.

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

As of September 30, 2013, the Trading Company’s total capitalization was $342,286,050, and the Partnership owned approximately 70.0% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of September 30, 2013 was as follows:

September 30, 2013

			Three months ended September 30, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$29,834,757	8.72%	$32,101,957	$2,319,518	$28,987,182
Currency	2,520,738	0.74%	2,520,738	—	801,502
Interest Rate	1,083,411	0.32%	1,443,246	6,625	490,871
Equity	230,280	0.07%	1,486,188	39,860	699,615

Total	$33,669,186	9.85%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the Securities and Exchange Commission (“SEC”) that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, over-the-counter (“OTC”) swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The defendants’ motion to dismiss the amended complaint was denied on September 19, 2012. The Company filed its answer on December 21, 2012. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2012 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2013, there were subscriptions of 9,531.105 Units of Class A totaling $7,088,184 and 32.604 Units of Class Z totaling $25,000. The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class D (a) Total Number of Units Purchased*	Class D (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	8,067.924	$742.26	105.000	$708.40	—	$766.78	N/A	N/A
August 1, 2013 - August 31, 2013	5,581.054	$730.08	75.888	$698.10	4.606	$756.10	N/A	N/A
September 1, 2013 - September 30, 2013	10,455.957	$751.90	—	$720.27	302.560	$780.59	N/A	N/A
	24,104.935	$743.62	180.888	$704.08	307.166	$780.22	N/A	N/A

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 6.     Exhibits

Exhibits:

10.01	Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto dated as of November 12, 2013.

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

Managed Futures Premier BHM L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: November 14, 2013

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer (Principal Accounting Officer)

Date: November 14, 2013