Form 10-K
period 2013-12-31
Managed Futures Premier BHM L.P.
filed 2014-03-28
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

Units of Limited Partnership Interest with an aggregate value of $231,200,540 were outstanding and held by non-affiliates as of the last business day of the registrants most recently completed second fiscal quarter.

As of February 28, 2014, there were 266,639.555 Limited Partnership Units of Class A outstanding, 5,819.883 Limited Partnership Units of Class D outstanding and 2,226.761 Limited Partnership Units of Class Z outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

Documents Incorporated	Part of Form 10-K
Annual Report to Managed Futures Premier BHM L.P.
Limited Partners for the year ended December 31, 2013	II, III, and IV

PART I

Item 1.  Business.

(a) General Development of Business. Managed Futures Premier BHM L.P. (the “Partnership”) is a limited partnership organized on August 23, 2010 under the partnership laws of the State of Delaware to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership commenced trading on November 1, 2010. The commodity interests that are traded by the Partnership through its investment in the Trading Company (as defined below) are volatile and involve a high degree of market risk. The Partnership is authorized to sell an unlimited number of units of limited partnership interest (“Units”) on a continuous basis.

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

On November 1, 2010, the Partnership allocated substantially all of its capital to Morgan Stanley Smith Barney BHM I, LLC (the “Trading Company”), a limited liability company organized under the Delaware Limited Liability Company Law. The Trading Company was formed to permit accounts managed by Blenheim Capital Management, L.L.C. (“Blenheim” or the “Advisor”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, discretionary trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Trading Advisor is included on page 26 under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the trading manager of the Trading Company. Individual and pooled accounts currently managed by the General Partner, including the Partnership, are permitted to be members of the Trading Company. The General Partner and the Advisor believe that trading through this Trading Company/feeder structure promotes efficiency and economy in the trading process.

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

Effective November 30, 2012, the General Partner changed the name of the Partnership from BHM Discretionary Futures Fund L.P. to Managed Futures Premier BHM L.P. The name change had no impact on the operation of the Partnership or its limited partners.

Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management. This entity previously acted as a non-clearing broker for the Trading Company and currently serves as the Placement Agent to the Partnership (the “Placement Agent”). The clearing commodity broker for the Trading Company is Morgan Stanley & Co. LLC (“MS&Co.”).

At December 31, 2013 and 2012, the Partnership owned approximately 69.3% and 67.9%, respectively, of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments, and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The Partnership will be liquidated upon certain circumstances as defined in the Limited Partnership Agreement of the Partnership, as amended from time to time (the “Limited Partnership Agreement”).

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests as described in Item 1(a) above. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) for the years ended December 31, 2013, 2012, 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010 is set forth under “Item 6. Selected Financial Data.”

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

The Partnership’s Structure Has Conflicts of Interest.

•

The General Partner, the Placement Agent and MS&Co. are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently. Due to the fact that they are affiliates, the General Partner has a disincentive to replace MS&Co. as a commodity broker.

•	MS&Co. can benefit from bid/ask spreads to the extent Blenheim executes over-the-counter “OTC” foreign exchange trades with MS&Co. and bid/ask spreads are charged.

•

Employees of the Placement Agent receive a portion of the ongoing Placement Agent fee paid by the Partnership or, for Consulting Clients, they receive the fees and expenses described in such Consulting Client’s Consulting Agreement. Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

•

Blenheim, MS&Co., Morgan Stanley Wealth Management and the General Partner and their affiliates may trade futures, forwards and options for their own accounts, and thereby compete with the Trading Company for positions. Also, the other commodity pools managed by the General Partner and Blenheim may compete with the Trading Company for futures, forwards, and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions. These pools may also pay lower fees including lower commodity brokerage fees and/or commissions, than the Partnership pays. The records of any such trading will be available for inspection by Limited Partners.

No specific policies regarding conflicts of interest have been adopted by the General Partner, the Placement Agent, the Partnership, the Trading Company or any of their affiliates, and you will be dependent on the good faith of, and legal and fiduciary obligations imposed on the parties involved with such conflicts to resolve them equitably.

An Investment in Units may not Diversify an Overall Portfolio. One of the objectives of the Partnership is to add an element of diversification to a traditional stock and bond portfolio. Studies show that diversifying a portfolio with investments that produce independent, positive results tends to improve the overall return of the portfolio while reducing its volatility. Even if an investment in the Partnership reduces your portfolio’s volatility, the overall performance of your portfolio may be negative or flat.

While the Partnership’s performance may be largely independent of the general stock and bond markets, there is no assurance that it will be consistently independent or non-correlated. An investment in the Partnership could increase rather than reduce overall portfolio losses during periods when the Partnership as well as stocks and bonds decline in value. There is no way of predicting whether the Partnership will lose more or less than stocks and bonds in declining markets. You may lose your entire investment in the Partnership.

Moreover, investors’ existing portfolios and individual risk tolerances may differ so that the result of non-independent and/or negative performance on individual portfolios will vary.

You must not consider the Partnership to be a hedge against losses in your core stock and bond portfolios. You should consider whether diversification in itself or the diversification provided by the Partnership is worthwhile, even if the Partnership is profitable.

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

Risks Related to Regulation of the Partnership and General Partner

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership and the Trading Company. As a bank holding company that has elected financial holding company (“FHC”) status under the Bank Holding Company Act, Morgan Stanley and its affiliates are subject to the comprehensive, consolidated supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). A significant focus of this regulatory framework is the operation of Morgan Stanley and its subsidiaries in a safe and sound manner, with sufficient capital, earnings and liquidity that Morgan Stanley may serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in changes to Morgan Stanley’s business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner, the Partnership and the Trading Company, any limited divestiture should not directly involve the Partnership or the Trading Company.

The enactment of the Dodd-Frank Act on July 21, 2010 has and will continue to result in enhanced regulation by the Federal Reserve and, with respect to the Banks, may result in enhanced regulation of certain affiliates of Morgan Stanley by the Office of the Comptroller of the Currency (“OCC”). Specifically, the Act amended the Bank Holding Company Act to require that, effective July 21, 2011, a bank holding company that has elected FHC status, such as Morgan Stanley must remain well-capitalized and well-managed for the election to continue to be effective. Prior to the Dodd-Frank Act, this requirement had applied only to depository institution subsidiaries of a FHC, such as the Banks. In addition to extending this requirement to apply to FHCs, the Dodd-Frank Act expanded the Federal Reserve’s supervisory and enforcement authority over nonbank subsidiaries of a bank holding company. Additionally, because it is a bank holding company with more than $50 billion in consolidated assets, Morgan Stanley is subject to enhanced supervision by and more stringent prudential standards to be established by the Federal Reserve. The Federal Reserve is also required to apply higher capital requirements to bank holding companies with more than $50 billion in consolidated assets than to other bank holding companies. The Federal Reserve has proposed, but not yet finalized, rules to implement these requirements.

The Units are not being offered by the Banks, and as such: (1) are not the Federal Deposit Insurance Corporation (“FDIC”) insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule will become effective on April 1, 2014. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds,” which include certain types of collective investment vehicles, such as the Partnership and the Trading Company. The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire an equity or other ownership interest in the covered fund except for a de minimis investment.

Morgan Stanley is continuing to assess the impact of the Final Rule on itself and all of its subsidiaries and affiliates. The Final Rule could, among other things, limit or prohibit certain employees of Morgan Stanley and its affiliates, including the General Partner, and their investment vehicles from investing in or co-investing with the Partnership and/or the Trading Company. Structural changes to the Partnership and/or the Trading Company could also be required. To the extent that the General Partner determines that any activities or investments of the Partnership and/or the Trading Company are impermissible under the Final Rule, the General Partner is required to make good faith efforts to unwind such activities and investments, with a final deadline of July 21, 2015 for all such activities and investments to be unwound and the Partnership and the Trading Company to be in compliance with the Final Rule. It should be noted that each of the regulators has discretion to interpret the Final Rule with respect to the entities regulated by each such regulator, and there are numerous interpretive questions to be resolved in regulatory commentary, so there remains some uncertainty as to various aspects of the Final Rule.

Redemptions from the Partnership and/or the Trading Company by individuals or entities that are related to, or affiliated with, Morgan Stanley, including the General Partner, and, without limitation, any investment vehicles advised by Morgan Stanley or its affiliates, including the General Partner, or certain employees as a result of, or in connection with, the Final Rule could require the Partnership and/or the Trading Company to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Partnership and/or the Trading Company.

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, (ii) that was organized and offered by the banking entity, (iii) in which the banking entity continues to hold an ownership interest. Such general prohibitions will restrict the activities of the Partnership and/or the Trading Company.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of the Partnership that are deposited with Commodity Brokers or their affiliates may be placed in deposit accounts at U.S. banks. FDIC insures deposits held at insured depositing institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of a U.S. bank holding deposit accounts that were established by a Commodity Broker or one of its affiliates, then it is uncertain whether the Commodity Broker, the affiliate involved, the Trading Company, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

THE UNITS ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. THEY ARE SUITABLE ONLY FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

Other Federal Agencies, Including the SEC and the CFTC, Regulate Certain Activities of the Partnership and General Partner. Regulatory changes other than banking regulations could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. The Dodd-Frank Act, among other things, grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the over-the-counter derivatives market and certain foreign exchange transactions. The implementation of the Dodd-Frank Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities.

Other potentially adverse regulatory initiatives could develop suddenly and without notice.

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

The Trading Company’s Futures Interests Trading is Highly Leveraged such that small changes in the price of the Partnership’s positions may result in substantial losses. Blenheim uses substantial leverage in trading the Partnership’s assets. Trading futures, forwards, and options involves substantial leverage, which could result in immediate and substantial losses. Due to the low margin deposits normally required in trading futures, forwards, and options (typically between 2% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a futures interests trading account. As a result, a relatively small price movement in futures, forwards, and options may result in immediate and substantial losses to the investor. For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit. A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

The leverage employed by Blenheim in its trading can vary substantially from month to month. This leverage, expressed as the underlying value of the Trading Company’s positions compared to the average net assets of the Trading Company, is anticipated to range from two times the Trading Company’s net assets to ten times the Trading Company’s net assets. Under certain conditions, however, the Trading Company’s leverage could exceed (or be less than) such range. The amount of margin required to be deposited with respect to an individual futures contract is determined by the exchange upon which the contract is traded and the commodity broker at which the position is held and may be changed at any time.

Options Trading can be More Volatile than Futures Trading, and Purchasing and Writing Options Could Result in Trading Losses. The Partnership may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser or an option may lose the entire premium paid for the option. The writer, or seller, of a put option collects a premium and risks losing the difference between the strike price and the market price of the underlying commodity or futures contract (less the premium received) if the option buyer exercises its put option. The writer, or seller, of a call option has unlimited risk. A call option writer collects a premium and risks losing the difference between the price it would have to pay to obtain the underlying commodity or futures contract and the strike price (less the premium received) if the option buyer exercises its call option.

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

Factors that can contribute to market illiquidity for exchange-traded contracts include:

•	exchange-imposed price fluctuation limits;

•	limits on the number of contracts speculative traders may hold in most commodity markets; and

•	market disruptions.

The General Partner expects that non-exchange traded contracts will be traded for commodity interests for which there is generally a liquid underlying market. Such markets, however, may experience periods of illiquidity and are also subject to market disruptions.

Since the Trading Company already manages sizable assets in the commodity markets, it is probable that the Partnership will encounter illiquid situations. It is impossible to quantify the frequency or magnitude of these risks, however, especially because the conditions often occur unexpectedly.

Trading on Foreign Exchanges Presents Greater Risks to the Partnership than Trading on U.S. Exchanges. The Partnership trades on exchanges located outside the United States. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. Trading on foreign exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, may provide less protection to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.

Trading on foreign exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Partnership in the event of the insolvency or bankruptcy of a non-U.S. market or broker are likely to differ from rights that the Partnership would have in the United States and these rights may be more limited than in the case of failures of U.S. markets or brokers.

Possible Governmental Intervention

Generally, foreign brokers are not subject to the jurisdiction of the CFTC or any other U.S. regulator. In addition, the Partnership’s assets held outside of the United States to margin transactions on foreign exchanges are held in accordance with the client assets protection regime and the insolvency laws of the applicable jurisdiction. A foreign government might halt trading in a market and/or take possession of the Partnership’s assets maintained in its country in which case the assets may never be recovered. The General Partner might have little or no notice that such events were happening. In such circumstances, the General Partner may not be able to obtain the Partnership’s assets.

Relatively New Markets

Some foreign exchanges on which the Partnership trades may be in developmental stages so that prior price histories may not be indicative of current price patterns.

Exchange-Rate Exposure

The Partnership is valued in U.S. dollars. Contracts on foreign exchanges are usually traded in the local currency. The Partnership’s assets held in connection with contracts priced and settled in a foreign currency may be held in a foreign depository in accounts denominated in a foreign currency. Changes in the value of the local currency relative to the U.S. dollar could cause losses to the Partnership even if the contract traded is profitable.

Risks Associated with Affiliates

The Trading Company’s clearing broker may use an affiliate to carry and clear transactions on foreign exchanges. While the use of affiliates can provide certain benefits, it can also pose certain risks. In particular, if a clearing broker or an affiliated foreign broker were to fail, it is likely that all of its affiliated companies would fail or be placed in administration within a relatively brief period of time. Each of these companies would be liquidated in accordance with the bankruptcy laws of the local jurisdiction. Moreover, return of the Trading Company’s assets held at affiliated foreign brokers would be delayed, perhaps for a significant period of time, and would be subject to additional administrative costs. If, on the other hand, a clearing broker had cleared its customers’ foreign futures and foreign options transactions through unaffiliated foreign brokers, such broker likely would not have failed and the clearing broker’s bankruptcy trustee could have directed the foreign broker to liquidate all of the Trading Company’s positions and return the balance to the trustee for distribution to the Trading Company.

The percentage of the Trading Company’s positions which are traded on foreign exchanges can vary significantly from month to month. The average percentage of the Trading Company’s positions which are expected to be traded on foreign exchanges in any given month is anticipated to range from 40% to 60% of the Trading Company’s positions, but could be greater or less than such expected range during any time period.

The Unregulated Nature of Uncleared Trading in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some over-the-counter “spot” contracts are entered into between private parties off of an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and the Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts of foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts with MS&Co. and Morgan Stanley Capital Group (“MSCG”) and are at risk with respect to the creditworthiness and trading practices of each of MS&Co. and MSCG as the counterparty to the contracts.

Forward Foreign Currency and Spot Contracts Historically Were Not Regulated When Traded Between Certain “Eligible Contract Participants” and Are Subject to Credit Risk. The Partnership may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities). These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the Commodity Exchange Act. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Act. The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.” The CFTC has been granted authority to regulate all swaps, but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants. In November 2012, Treasury determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements. Therefore, the Partnership will not receive the full benefit of CFTC regulation for certain of their foreign currency trading activities.

The percentage of the Trading Company’s positions that are expected to constitute foreign currency forwards and foreign currency swaps can vary substantially from month to month.

Trading Swaps Creates Distinctive Risks. Blenheim may trade in certain swaps. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared and executed on an exchange or other organized trading platform. In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared and executed on an exchange or other organized trading platform. Until such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Some swap counterparties may require the Trading Company to deposit collateral to support the Trading Company’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership. If the counterparty to such a swap defaults, the Trading Company would be a general unsecured creditor for any termination amounts owed by the counterparty to the Trading Company as well as for any collateral deposits in excess of the amounts owed by the Trading Company to the counterparty, which would result in losses to the Partnership.

There are no limitations on daily price movements in swaps. Speculative position limits are not currently applicable to swaps, but in the future may be applicable for swaps on certain commodities. In addition, participants in the swap markets are not required to make continuous markets in the swaps they trade, and determining a market value for calculation of termination amounts can lead to uncertain results.

Trading of swaps will be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps will be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include margin, collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

Central Clearing Parties Could Fail. Central clearing parties are highly capitalized. Cleared transactions are supported by initial and variation margin. As a result, failure of a central clearing party is highly unlikely. If a central clearing party were to fail, however, the impact on the financial system in general and on the Partnership’s positions in particular is uncertain.

Swap Counterparties May Hold Collateral in U.S. or Non-U.S. Depositories. Non-U.S. depositories are not subject to U.S. regulation. The Partnership’s assets held in these depositories are subject to the risk that events could occur which would hinder or prevent the availability of these funds for distribution to customers including the Partnership. Such events may include actions by the government of the jurisdiction in which the depository is located including expropriation, taxation, moratoria and political or diplomatic events.

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

The Partnership is Subject to Speculative Position Limits. U.S. exchanges have established “speculative position limits” on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, Graham may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Trading Company. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Trading Company. In addition, in October 2011, the CFTC adopted new rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. It is possible, nevertheless, that these rules may take effect in some form via re-promulgation or a successful appeal by the CFTC of the District Court’s ruling. If so, these rules could have an adverse effect on the Trading Company’s trading for the Partnership.

The Partnership has Credit Risk to the Commodity Brokers. The Trading Company has credit risk because the commodity brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of the Trading Company’s assets. As such, in the event that the commodity brokers are unable to perform, the Partnership’s assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are fair-valued on a daily basis, with variations in value credited or charged to the Trading Company’s account on a daily basis. The commodity brokers, as futures commission merchants for the Trading Company’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Trading Company’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Trading Company may only recover a portion of the available customer funds. If no property is available for distribution, the Trading Company would not recover any of its assets. With respect to the Trading Company’s over-the-counter foreign exchange contracts and uncleared swaps with MS&Co. and MSCG prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. Once the Dodd-Frank Act is fully implemented, a party engaging in uncleared swaps with a swap dealer or major swap participant can ask that the portion of collateral at risk upon the swap dealer or major swap participant’s insolvency be held with an independent third party custodian. It is likely the party requesting segregation will pay the costs of such custodial arrangement.

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

The Internal Revenue Service (“IRS”) Could Take the Position that Deductions for Certain Partnership Expenses Are Subject To Various Limitations. Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for U.S. federal income tax and alternative minimum tax purposes. The IRS could argue that certain Partnership expenses are investment advisory expenses. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Partnership.

Tax Laws Are Subject To Change at Any Time. Tax laws, and court and IRS interpretations thereof, are subject to change at any time, possibly with retroactive effect. Prospective investors are urged to discuss scheduled and potential tax law changes with their tax advisers.

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

Item 2.  Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by MSSBH. The address is 522 Fifth Avenue, 14th Floor, New York, New York 10036.

Item 3.  Legal Proceedings.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

On June 2, 2009, Morgan Stanley executed a final settlement with the Office of the New York State Attorney General in connection with its investigation relating to the sale of auction-rate securities. Morgan Stanley agreed, among other things to: (1) repurchase at par illiquid auction-rate securities that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold auction-rate securities below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of auction-rate securities; and (5) pay a total penalty of $35 million. On August 13, 2008, Morgan Stanley reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position. Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as exchanges for related positions in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, over-the-counter swap, over-the-counter option, or other over-the-counter derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $58 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $58 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. The Company is not a defendant in connection with the securitizations at issue in that trial. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $316 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $316 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 collateralized debt obligation. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 collateralized debt obligation to CDIB, and that the Company knew that the assets backing the collateralized debt obligation were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order. On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. The Company filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $94 million, and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $94 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by the Company was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $68 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $68 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. The Company filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $116 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $116 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation.

On November 4, 2011, the FDIC, as receiver for Franklin Bank S.S.B., filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, the Company filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, the Company filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, the Company filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certifications had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus and losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $648 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $648 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $79 million, and the certificates had incurred actual losses of $0.7 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $79 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At December 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $225 million, and the certificates had incurred actual losses of $23 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $225 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 4.  Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Units.

(b)	Holders. The number of holders of Units as of February 28, 2014 was 3,363.

(c)	Dividends. The Partnership did not declare any distribution in 2013 or 2012. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities — Use of Proceeds from Registered Securities. For the year ended December 31, 2013, there were subscriptions of 40,881.332 Units of Class A totaling $30,867,693, 196.302 Units of Class D totaling $141,247 and 150.346 Units of Class Z totaling $116,733. For the year ended December 31, 2012, there were subscriptions of 97,785.031 Units of Class A totaling $80,608,804, 696.660 Units of Class D totaling $539,571, 2,333.949 Units of Class Z totaling $1,928,984, and 303.047 General Partner units of Class Z totaling $250,000. For the year ended December 31, 2011, there were subscriptions of 277,321.542 Units of Class A totaling $290,979,396, 20,469.784 Units of Class D totaling $18,855,959, 1,277.675 Units of Class Z totaling $1,192,870, and 1,132.249 General Partner units of Class A totaling $1,250,000, 3,548.852 General Partner units of Class D totaling $3,458,254 and 3,322.258 General Partner units of Class Z totaling $2,828,471. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The units were purchased by accredited investors as described in Regulation D. Proceeds from the additional subscriptions of units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 — October 31, 2013	9,202.298	$764.63	129.193	$795.76	N/A	N/A
November 1, 2013 — November 30, 2013	12,881.924	$738.39	—	$770.45	N/A	N/A
December 1, 2013 — December 31, 2013	7,041.141	$736.95	139.498	$770.87	N/A	N/A
	29,125.363	$746.33	268.691	$782.84	N/A	N/A

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2013, 2012 and 2011, and total assets at December 31, 2013, 2012 and 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010 as follows:

	2013	2012	2011	2010
	$	$	$	$
Total trading results allocated from Trading Company	6,956,919	(7,050,529)	(60,165,783)	2,845,776
Expenses allocated from Trading Company	(5,604,857)	(6,418,512)	(4,898,116)	(609,066)
Ongoing placement agent fees	(7,157,818)	(8,336,095)	(6,334,416)	(68,012)
Interest income allocated from Trading Company	1,853	(37,961)	(40,509)	106

	(5,803,903)	(21,843,097)	(71,438,824)	2,168,804

Net income (loss)	(8,522,626)	(24,996,834)	(73,960,886)	2,043,535

Total assets	217,368,680	271,436,225	270,589,333	89,310,818

Increase (decrease) in net asset value per unit:
Class A	(26.98)	(67.29)	(246.94)	78.16

Class D	(9.58)	(45.85)	(234.61)	—

Class Z	(4.55)	(43.22)	(181.36)	—

Net asset value per unit:
Class A	736.95	763.93	831.22	1,078.16
Class D	709.96	719.54	765.39	—
Class Z	770.87	775.42	818.64	—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the period January 1, 2013 through December 31, 2013, the approximate average market sector allocation for the Partnership was 3.7% currencies, 17.0% energy, 11.1% grains, 5.1% interest rates, 40.3% Metals, 18.0% softs and 4.8% stock indices.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company and cash. The Partnership allocates substantially all of its assets to the Trading Company. Such assets are deposited in the Trading Company’s trading account with MS&Co. or its affiliates. The funds in such account are available for margin and are used to engage in futures interest trading pursuant to instructions provided by Blenheim. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade futures interests indirectly through the investment in the Trading Company, it is expected that the Trading Company will continue to own such liquid assets for margin purposes. The Trading Company does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2013.

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

As both a buyer and seller of options, the Partnership’s/Trading Company pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Trading Company to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Trading Company does not consider these contracts to be guarantees.

The General Partner/Managing Member monitors and attempts to control the Partnership’s/Trading Company’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Trading Company may be subject. These monitoring systems generally allow the General Partner/Managing Member to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, exchange cleared-swaps and options positions by sector, margin requirements, gain and loss transactions and collateral positions. (See also Item 8. “Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

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

(ii) The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income or losses allocated from the Trading Company on trading and by expenses, interest income allocated from the Trading Company, redemptions of Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees, advisory fees and administrative fees. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income payable by MS&Co. is dependent upon interest rates over which the Partnership has no control.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of its Units at their net asset value as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2013, 98,197.688 Units of Class A were redeemed totaling $73,675,910, 3,958.153 Units of Class D were redeemed totaling $2,826,730 and 1,140.969 Units of Class Z were redeemed totaling $889,053 and 252.000 General Partner unit equivalents of Class Z were redeemed totaling $200,532. For the year ended December 31, 2012, 61,449.787 Units of Class A were redeemed totaling $48,773,959, 11,584.710 Units of Class D were redeemed totaling $8,718,202 and 236.427 Units of Class Z were redeemed totaling $184,690. For the year ended December 31, 2011, 32,661.079 Units of Class A were redeemed totaling $30,782,992 and 1,695.038 General Partner unit equivalents of Class A were redeemed totaling $1,863,254. For the period ended December 31, 2011, 3,548.852 General Partner unit equivalents of Class D were redeemed totaling $2,828,471, and 26 Units of Class Z were redeemed totaling $22,221.

For the year ended December 31, 2013, there were subscriptions of 40,881.332 Units of Class A totaling $30,867,693, 196.302 Units of Class D totaling $141,247 and 150.346 Units of Class Z totaling $116,733. For the year ended December 31, 2012, there were subscriptions of 97,785.031 Units of Class A totaling $80,608,804, 696.660 Units of Class D totaling $539,571 and 2,333.949 Units of Class Z totaling $1,928,984 and General Partner contributions representing 303.047 unit equivalents totaling $250,000. For the year ended December 31, 2011, there were subscriptions of 277,321.542 Units of Class A totaling $290,979,396, and General Partner contributions representing 1,132.249 unit equivalents totaling $1,250,000. For the period from February 1, 2011 (commencement of offering) to December 31, 2011, there were subscriptions of 20,469.784 Units of Class D totaling $18,855,959, and General Partner contributions representing 3,548,852 unit equivalents totaling $3,458,254. For the period from August 1, 2011 (commencement of offering) to December 31, 2011, there were subscriptions of 1,277.675 Units of Class Z totaling $1,192,870, and General Partner contributions representing 3,322.258 unit equivalents totaling $2,828,471.

(c) Results of Operations.

For the year ended December 31, 2013, the net asset value per Unit for Class A decreased 3.5% from $763.93 to $736.95, the net asset value per Unit for Class D decreased 1.3% from $719.54 to $709.96, and the net asset value per Unit for Class Z decreased 0.6% from $775.42 to $770.87. For the year ended December 31, 2012, the net asset value per Unit for Class A decreased 8.1% from $831.22 to $763.93, the net asset value per Unit for Class D decreased 6.0% from $765.39 to $719.54, and the net asset value per Unit for Class Z decreased 5.3% from $818.64 to $775.42. For the year ended December 31, 2011, the net asset value per Unit for Class A decreased 22.9% from $1,078.16 to $831.22. For the period from February 1, 2011 (commencement of offering) to December 31, 2011, the net asset value per Unit for Class D decreased 23.5% from $1,000.00 to $765.39. For the period from August 1, 2011 (commencement of offering) to December 31, 2011, the net asset value per unit for Class Z decreased 18.1% from $1,000.00 to $818.64.

The Partnership, through its investment in the Trading Company, experienced a net trading gain of $6,956,919 before fees and expenses for the year ended December 31, 2013. Gains were primarily attributable to the Trading Company’s trading in commodities and equities and partially offset by losses in interest rates and currencies. The net trading gain or loss for the Partnership is discussed on page 36 under Item 8. “Financial Statements and Supplementary Data.”

The most significant trading gains for the year were recorded within the agricultural markets from long futures positions in cocoa as prices advanced throughout a majority of the third quarter and into the fourth quarter amid higher demand for the commodity. Gains were also recorded during April from long futures positions in cocoa as prices rallied on speculation supplies from the Ivory Coast were to be limited. Further gains were achieved during June, July September, and December from short positions in soybean futures as prices declined. Within the global stock index sector, gains were recorded during April from long positions in Asian equity index futures as prices advanced amid optimism central banks in the region would maintain loose monetary policies to boost economic growth. Additional gains were experienced during the fourth quarter from long positions in the sector. The Partnership’s trading gains for the year were mitigated by losses incurred in the currency sector from short Euro positions versus the U.S. dollar as the value of the Euro advanced during April amid speculation the European Central Bank would provide further stimulus should economic conditions in the region deteriorate. Further currency losses were incurred during June and July from short positions in the Euro as its value continued to increase against the U.S. dollar. Losses were also recorded during June from short positions in the Japanese yen versus the U.S. dollar as the value of the yen rose on speculation the Bank of Japan may limit its monetary stimulus program to a two-year period. In the interest rate sector, losses were recorded during February from short futures positions in U.S. 30-year Treasury bonds and U.S. 10-year and 5-year Treasury notes as prices advanced after European Central Bank (“ECB”) President Mario Draghi said euro-area economic data showed weakness at the start of the year, increasing demand for the relative “safety” of government debt globally. Further losses were incurred in March from short futures positions in these markets as global fixed income prices pushed higher. Within the energy markets, losses were during June, July, and August from short futures positions in WTI crude oil as prices rallied amid tensions in the Middle East, which spurred concern the flow of supplies from that region would potentially be disrupted. Smaller trading losses for the year were recorded in metals as profits recorded from long positions in palladium, platinum, and tin primarily during January, July, and August were offset by losses experienced in these metals during April and November.

The Partnership, through its investment in the Trading Company, experienced a net trading loss of $7,050,529 before fees and expenses for the year ended December 31, 2012. Losses were primarily attributable to the Trading Company’s trading in interest rates and partially offset by gains in commodities, equities and currencies.

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

Interest income allocated from the Trading Company for the three and twelve months ended December 31, 2013 increased $1,853 and $39,814, respectively, as compared to the corresponding periods in 2012. The increase in interest expense is due to higher U.S. Treasury bill rates during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership.

Placement Agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The Placement Agent fees for the three and twelve months ended December 31, 2013 decreased $367,470 and $1,178,277, respectively, as compared to the corresponding periods in 2012. The decrease in Placement Agent fees is due to lower average net assets during the three and twelve months ended December 31, 2012, as compared to the corresponding periods in 2011.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership. Administrative expenses for the three and twelve months ended December 31, 2012 decreased $129,721 and $434,225, respectively, as compared to the corresponding periods in 2012. The decreased in administrative fees is due to lower average net assets during the three and twelve months ended December 31, 2013, as compared to the corresponding periods in 2012.

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

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2013 and 2012 were $241,734 and $242,523, respectively.

The Partnership, through its investment in the Trading Company, experienced a net trading loss of $60,165,783 before fees and expenses for the year ended December 31, 2011. Loss were primarily attributable to the Trading Company’s trading in commodities, equities, currencies and interest rates.

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

(f) Operational Risk.

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

Partnership’s and Trading Company’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that, based on available information in the marketplace, the Trading Company’s Level 1 assets and liabilities are actively traded.

Accounting principles generally accepted in the United States of America (“GAAP”) also require the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that based on available information in the marketplace, there has not been a significant decrease in volume and level of activity in the Partnership’s Level 2 assets and liabilities.

The Partnership will separately present purchases, sales issuances, and settlements in its reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and make disclosures regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy as required under GAAP.

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2012-04 “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investments in the Trading Company reflects its proportional interest in the Trading Company. As of and for the years ended December 31, 2013, and 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

The Trading Company considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2013 and 2012, the Trading Company did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The Trading Company’s Trading Value at Risk in Different Market Sectors

Value at risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Trading Company’s open positions by market category as of December 31, 2013 and 2012, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Trading Company have been included in calculating the figures set forth below. As of December 31, 2013, the Trading Company’s total capitalization was $313,607,842 and the Partnership owned approximately 69.3% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2013 was as follows:

	December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$35,095,155	11.19%	$42,361,561	$16,149,300	$26,558,961
Equity	2,767,009	0.88%	5,369,695	0	1,612,129
Currency	488,620	0.16%	7,162,892	0	1,716,463
Interest Rate	67,027	0.02%	6,444,482	0	1,519,739

Total	$38,417,811	12.25%

*	Annual average of month-end Value at Risk.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Trading Company is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Trading Company. The magnitude of the Trading Company’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Trading Company to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Trading Company — gives no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Trading Company as of December 31, 2013, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Trading Company’s primary equity exposure is to equity price risk in the Eurozone. The stock index futures traded by the Trading Company are limited to futures on broadly based indices. As of December 31, 2013, the Trading Company’s primary exposure was in the Euro Stoxx 50 (EU) stock index. The General Partner/Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Trading Company is primarily exposed to the risk of adverse price trends or static markets in the major U.S. indices. (Static markets would not cause major market changes but would make it difficult for the Trading Company to avoid being “whipsawed” into numerous small losses.)

Commodity

Metals. The Trading Company’s primary metal market exposure is to fluctuations in the price of palladium, copper, aluminum, and platinum. Although the Advisors will from time to time trade precious metals such as gold, the principal market exposures of the Trading Company have consistently been in the base metals, including copper, aluminum, tin and nickel.

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

Item 8. Financial Statements and Supplementary Data.

MANAGED FUTURES PREMIER BHM L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting, Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2013, 2012 and 2011; Statements of Financial Condition at December 31, 2013 and 2012; Statements of Income and Expenses for the years ended December 31, 2013, and 2012 and 2011; Statements of Changes in Partners’ Capital for the years ended December 2013, 2012 and 2011.

To the Limited Partners of

Managed Futures Premier BHM L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Alper Daglioglu
President and Director
Ceres Managed Futures LLC
General Partner,
Managed Futures Premier BHM L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
14th Floor
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over

Financial Reporting

The management of Managed Futures Premier BHM L.P. (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

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

The management of Managed Futures Premier BHM L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2013 based on the criteria referred to above.

Alper Daglioglu President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier BHM L.P.	Alice Lonero Chief Financial Officer Ceres Managed Futures LLC General Partner, Managed Futures Premier BHM L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier BHM L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier BHM L.P. (the “Partnership”), as of December 31, 2013 and 2012, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier BHM L.P. as of December 31, 2013 and 2012, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

Managed Futures Premier BHM L.P.

Statements of Financial Condition

December 31, 2013 and 2012

	2013	2012
	$	$
Assets:
Investment in Trading Company, at fair value (Note 1)	217,368,680	271,436,225

Total assets	217,368,680	271,436,225

Liabilities and Partners’ Capital
Liabilities:
Redemptions payable	5,296,504	4,374,871

Total liabilities	5,296,504	4,374,871

Partners’ Capital: (Notes 1 and 4)
General Partner, Class A, (0.000 unit equivalents outstanding at December 31, 2013 and 2012)	—	—
General Partner, Class D, (0.000 unit equivalents outstanding at December 31, 2013 and 2012)	—	—
General Partner, Class Z, (3,373.305 and 3,625.305 unit equivalents outstanding at December 31, 2013 and 2012, respectively)	2,600,380	2,811,134
Limited Partners, Class A, (276,167.845 and 333,484.211 units outstanding at December 31, 2013 and 2012, respectively)	203,521,796	254,758,737
Limited Partners, Class D, (5,819.883 and 9,581.734 units outstanding at December 31, 2013 and 2012, respectively)	4,131,876	6,894,422
Limited Partners, Class Z, (2,358.574 and 3,349.197 units outstanding at December 31, 2013 and 2012, respectively)	1,818,124	2,597,061

Total Partners’ Capital	212,072,176	267,061,354

Total liabilities and Partners’ Capital	217,368,680	271,436,225

Net asset value per unit:
Class A	736.95	763.93

Class D	709.96	719.54

Class Z	770.87	775.42

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Income and Expenses

for the years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	$	$	$
Investment Income:
Interest income allocated from Trading Company	1,853	(37,961)	(40,509)

Expenses:
Expenses allocated from Trading Company	5,604,857	6,418,512	4,898,116
Ongoing placement agent fees	7,157,818	8,336,095	6,334,416
Administrative fees	2,476,989	2,911,214	2,211,123
Other	241,734	242,523	310,939

Total expenses	15,481,398	17,908,344	13,754,594

Net investment loss	(15,479,545)	(17,946,305)	(13,795,103)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	2,616,014	(13,470,407)	(45,415,091)
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	4,340,905	6,419,878	(14,750,692)

Total trading results allocated from Trading Company	6,956,919	(7,050,529)	(60,165,783)

Net income (loss)	(8,522,626)	(24,996,834)	(73,960,886)

Net income (loss) allocation from Trading Company
Class A	(8,428,724)	(24,072,102)	(69,887,711)

Class D	(77,063)	(594,243)	(3,818,446)

Class Z	(16,839)	(330,489)	(254,729)

Net income (loss) per unit*
Class A	(26.98)	(67.29)	(246.94)

Class D	(9.58)	(45.85)	(234.61)

Class Z	(4.55)	(43.22)	(181.36)

Weighted average units outstanding
Class A	314,836.658	339,565.815	210,780.940

Class D	7,528.911	14,105.973	15,000.148

Class Z	6,515.532	6,418.642	2,138.293

*	Based on change in net asset value per unit.

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2013, 2012 and 2011

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
	$		$		$		$
Partners’ Capital at December 31, 2010	57,300,554	53,051.293	—	—	—	—	57,300,554	53,051.293
Subscriptions – Limited Partners	290,979,396	277,321.542	18,855,959	20,469.784	1,192,870	1,277.675	311,028,225	299,069.001
Subscriptions – General Partner	1,250,000	1,132.249	3,458,254	3,548.852	2,828,471	3,322.258	7,536,725	8,003.359
Net income (loss)	(69,887,710)	—	(3,818,446)	—	(254,730)	—	(73,960,886)	—
Redemptions – Limited Partners	(30,782,992)	(32,661.079)	—	—	(22,221)	(26.000)	(30,805,213)	(32,687.079)
Redemptions – General Partner	(1,863,254)	(1,695.038)	(2,828,471)	(3,548.852)	—	—	(4,691,725)	(5,243.890)

Partners’ Capital at December 31, 2011	246,995,994	297,148.967	15,667,296	20,469.784	3,744,390	4,573.933	266,407,680	322,192.684
Subscriptions – Limited Partners	80,608,804	97,785.031	539,571	696.660	1,928,984	2,333.949	83,077,359	100,815.640
Subscriptions – General Partner	—	—	—	—	250,000	303.047	250,000	303.047
Net income (loss)	(24,072,102)	—	(594,243)	—	(330,489)	—	(24,996,834)	—
Redemptions – Limited Partners	(48,773,959)	(61,449.787)	(8,718,202)	(11,584.710)	(184,690)	(236.427)	(57,676,851)	(73,270.924)

Partners’ Capital at December 31, 2012	254,758,737	333,484.211	6,894,422	9,581.734	5,408,195	6,974.502	267,061,354	350,040.447
Subscriptions – Limited Partners	30,867,693	40,881.322	141,247	196.302	116,733	150.346	31,125,673	41,227.970
Net income (loss)	(8,428,724)	—	(77,063)		(16,839)	—	(8,522,626)	—
Redemptions – Limited Partners	(73,675,910)	(98,197.688)	(2,826,730)	(3,958.153)	(889,053)	(1,140.969)	(77,391,693)	(103,296.810)
Redemptions – General Partner	—	—	—	—	(200,532)	(252.000)	(200,532)	(252.000)

Partners’ Capital at December 31, 2013	203,521,796	276,167.845	4,131,876	5,819.883	4,418,504	5,731.879	212,072,176	287,719.607

Net asset value per unit:

2011:	Class A	$831.22

	Class D	$765.39

	Class Z	$818.64

2012:	Class A	$763.93

	Class D	$719.54

	Class Z	$775.42

2013:	Class A	$736.95

	Class D	$709.96

	Class Z	$770.87

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2013

1.	Partnership Organization:

Managed Futures Premier BHM L.P. (the “Partnership”) is a limited partnership organized on August 23, 2010 under the partnership laws of the State of Delaware to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership commenced trading on November 1, 2010. The commodity interests that are traded by the Partnership through its investment in the Trading Company (as defined below), are volatile and involve a high degree of market risk. The Partnership is authorized to sell an unlimited number of redeemable units of limited partnership interest (“Units”) on a continuous basis.

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

On November 1, 2010, the Partnership allocated substantially all of its capital to Morgan Stanley Smith Barney BHM I, LLC (the “Trading Company”), a limited liability company organized under the Delaware Limited Liability Company Law. The Trading Company was formed to permit accounts managed by Blenheim Capital Management L.L.C. (“Blenheim” or the “Advisor”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the trading manager of the Trading Company. Individual and pooled accounts currently managed by the General Partner, including the Partnership, are permitted to be members of the Trading Company. The General Partner and the Advisor believe that trading through this master/feeder structure promotes efficiency and economy in the trading process.

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

Effective November 30, 2012, the General Partner changed the name of the Partnership from BHM Discretionary Futures Fund L.P. to Managed Futures Premier BHM L.P. The name change had no impact on the operation of the Partnership or its Limited Partners.

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

The financial statements of the Trading Company, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

As of December 31, 2013 and 2012, the Partnership owned approximately 69.3% and 67.9% of the Trading Company, respectively. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2013

The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership will be liquidated upon certain circumstances as defined in the Limited Partnership Agreement of the Partnership, as amended from time to time (the “Limited Partnership Agreement”).

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. The Partnership values its investment in the Trading Company at its net asset value per unit as calculated by the Trading Company. The Trading Company values its investments as described in Note 2 of the Trading Company’s attached financial statements as of December 31, 2013.

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. Management has concluded that, based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

On October 1, 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standard Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2013

entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership values its investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the years ended December 31, 2013 and 2012, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2013 and 2012, there were no transfers of assets and liabilities between Level 1 and Level 2.

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$217,368,680	$—	$217,368,680	$—

Net fair value	$217,368,680	$—	$217,368,680	$—

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$271,436,225	$—	$271,436,225	$—

Net fair value	$271,436,225	$—	$271,436,225	$—

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2013

Partnership’s state and local tax returns may remain open for an additional year depending upon the jurisdiction. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are filed. The General Partner has assessed the subsequent events through the date of issuance and determined that other than described in Note 7 to the financial statements, no events have occurred that require adjustment of or disclosure in the financial statements.

f.	Recent Accounting Pronouncements. In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Partnership is currently evaluating the impact this pronouncement would have on the financial statements.

g.	Net Income (Loss) per Unit. Net income (loss) per unit for each Class is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

h.

Ongoing Placement Agent Fees. The Partnership pays the Placement Agent ongoing compensation on a monthly basis equal to a percentage of each investor’s aggregate principal investment in the Partnership as adjusted for additional subscriptions, redemptions, and exchanges per the following schedule: Class A – 1/12th of 3.0% (a 3.0% annual rate); Class D – 1/12th of 0.75% (a 0.75% annual rate). Certain Limited Partners (other than ERISA/IRA investors) may be deemed to hold Class Z Units. Class Z Units are not subject to ongoing Placement Agent fees.

The Placement Agent will pay a portion of the ongoing Placement Agent fee it receives from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the Limited Partner.

i.	Administrative, Operating and Organizational Expenses. The Partnership will pay the ongoing administrative, operating and organizational expenses of the Partnership and the Partnership’s pro rata share of such expenses of the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership. In addition, the initial organization costs were not subject to such 0.25% limit. To the extent that such ongoing administrative, operating and organizational expenses exceed 0.25% annually of the net assets of the Partnership, the General Partner or the Placement Agent will pay such expenses.

j.	Fees Paid to the Advisor. All management and incentive fees are borne by the Trading Company.

k.

The General Partner administers the business and affairs of the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to approximately 1% of the Net Assets of the Partnership. The Partnership will pay the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12th of 1% (1.0% per year) of the net assets of the Partnership at the beginning of each month.

3.	Trading Activities:

The Partnership’s pro rata share of the results of the Trading Company’s trading activities are shown in the Statements of Income and Expenses.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2013

The Partnership and Trading Company, in the normal course of business, enter into various contracts with MS&Co. acting as their commodity broker. The brokerage agreement with MS&Co. gives the Partnership and the Trading Company, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Trading Company nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on its Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

For disclosures regarding the Trading Company’s trading activities, see Note 6, “Derivatives and Hedging”, on the attached Trading Company’s financial statements.

4.	Subscriptions, Exchanges, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscriptions are processed.

Limited Partners may redeem some or all of their Units in the Partnership at 100% of the net asset value per Unit and use the proceeds to purchase Units in any other commodity pool operated by the General Partner on the following subscription date; provided that such Limited Partner meets the suitable criteria for the other commodity pool and have redeemed the Units according to the Limited Partnership Agreement. Investors in any other commodity pool operated by the General Partner may also redeem their units in any such commodity pool and use the proceeds to purchase Units in the Partnership on the following subscription date; provided that such Limited Partner meets the suitability criteria for the Partnership and has redeemed its units in the other commodity pool(s) according to the applicable operating agreement.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2013

5.	Financial Highlights:

Changes in the net asset value per unit by Class A for the years ended December 31, 2013, 2012 and 2011 and changes in the net asset value for Class D and Class Z for the years ended December 31, 2013, 2012 and for the period ended December 31, 2011 were as follows:

	2013			2012			2011	For the period February 1, 2011 (commencement of offering) to December 31, 2011	For the period August 1, 2011 (commencement of offering) to December 31, 2011
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)*	$(3.73)	$12.56	$19.39	$(42.22)	$(22.54)	$(18.20)	$(211.42)	$(209.09)	$(169.49)
Net investment income (loss)**	(23.25)	(22.14)	(23.94)	(25.07)	(23.31)	(25.02)	(35.52)	(25.52)	(11.87)

Increase (decrease) for the year/period	(26.98)	(9.58)	(4.55)	(67.29)	(45.85)	(43.22)	(246.94)	(234.61)	(181.36)
Net asset value per Unit, beginning of year/period	763.93	719.54	775.42	831.22	765.39	818.64	1,078.16	1,000.00	1,000.00

Net asset value per Unit, end of year/period	$736.95	$709.96	$770.87	$763.93	$719.54	$775.42	$831.22	$765.39	$818.64

*	Includes ongoing placement agent fees.

**	Excludes ongoing placement agent fees.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2013

	2013			2012			2011	For the period February 1, 2011 (commencement of offering) to December 31, 2011	For the period August 1, 2011 (commencement of offering) to December 31, 2011
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets:***
Net investment income (loss)	(6.5)%	(4.2)%	(3.1)%	(6.5)%	(4.2)%	(3.8)%	(7.0)%	(4.9)%	(2.9)%
Incentive fees allocated from the Trading company	—%	—%	—%	—%	—%	—%	—%	—%	—%

Net investment income (loss) before incentive fees****	(6.5)%	(4.2)%	(3.1)%	(6.5)%	(4.2)%	(3.8)%	(7.0)%	(4.9)%	(2.9)%

Operating expenses	6.5%	4.2%	3.1%	6.5%	4.2%	3.8%	7.0%	4.9%	2.9%
Incentive fees allocated from the Trading Company	—%	—%	—%	—%	—%	—%	—%	—%	—%

Total expenses	6.5%	4.2%	3.1%	6.5%	4.2%	3.8%	7.0%	4.9%	2.9%

Total return:
Total return before incentive fees allocated from the Trading Company	(3.5)%	(1.3)%	(0.6)%	(8.1)%	(6.0)%	(5.3)%	(22.9)%	(23.5)%	(18.1)%
Incentive fees allocated from the Trading Company	—%	—%	—%	—%	—%	—%	—%	—%	—%

Total return after incentive fees allocated from the Trading Company	(3.5)%	(1.3)%	(0.6)%	(8.1)%	(6.0)%	(5.3)%	(22.9)%	(23.5)%	(18.1)%

***	Annualized (other than incentive fees) for periods of less than one year.

****	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2013

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Trading Company’s risk of loss in the event of a counterparty default is typically limited to the asset amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Trading Company’s risk of loss is reduced through the use of legally enforceable Trading Company netting agreements with counterparties that permit the Partnership/Trading Company to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Trading Company has credit risk and concentration risk, as MS&Co. or a MS&Co. affiliate, is the sole counterparty or broker with respect to the Partnership’s/Trading Company’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co., the Partnership’s/Trading Company’s counterparty is an exchange or clearing organization.

As both a buyer and seller of options, the Partnership/Trading Company pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Trading Company to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset.

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

7.	Subsequent Events:

Effective April 1, 2014, the monthly ongoing placement agent fee for Class A will be reduced from an annual rate of 3.0% to an annual rate of 2.0%.

    Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2013 and 2012:

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Total trading results allocated from Trading Company	$(817,895)	$12,632,317	$(9,069,558)	$4,212,055
Expenses allocated from Trading Company	$(1,304,863)	$(1,332,723)	$(1,477,381)	$(1,489,890)
Ongoing placement agent fees	$(1,654,643)	$(1,707,815)	$(1,850,761)	$(1,944,599)
Interest Income allocated from Trading Company	$1,853	$—	$—	$—
Net income (loss)	$(4,393,508)	$8,948,103	$(13,108,304)	$31,083

Increase (decrease) in net asset value per unit:

Class A	$(14.95)	$27.66	$(39.29)	$(0.40)

Class D	$(10.31)	$30.33	$(33.27)	$3.67

Class Z	$(9.72)	$34.25	$(34.50)	$5.42

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 30, 2012
Total trading results allocated from Trading Company	$(7,771,864)	$13,003,052	$(23,065,115)	$10,783,398
Expenses allocated from Trading Company	$(1,552,694)	$(1,527,324)	$(1,653,275)	$(1,685,219)
Ongoing placement agent fees	$(2,022,113)	$(2,054,914)	$(2,159,481)	$(2,099,587)
interest Income allocated from Trading Company	$—	$—	$(29,749)	$(8,212)
Net income (loss)	$(12,087,115)	$8,648,546	$(27,727,406)	$6,169,141

Increase (decrease) in net asset value per unit:

Class A	$(34.02)	$23.44	$(75.68)	$18.97

Class D	$(27.76)	$25.97	$(65.91)	$21.85

Class Z	$(28.40)	$29.38	$(69.13)	$24.93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier BHM L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier BHM L.P. (the “Partnership”), as of December 31, 2013 and 2012, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier BHM L.P. as of December 31, 2013 and 2012, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2014

Morgan Stanley Smith Barney BHM I, LLC

Statements of Financial Condition

	December 31,
	2013	2012
	$	$
ASSETS
Trading Equity:
Unrestricted cash	265,338,000	376,779,691
Restricted cash	40,048,892	25,431,512

Total cash	305,386,892	402,211,203

Net unrealized gain on open contracts (MSIP)	4,943,325	4,931,856
Net unrealized loss on open contracts (MS&Co.)	—	(7,615,925)

Total net unrealized gain (loss) on open contracts	4,943,325	(2,684,069)

Options purchased (premiums paid $5,954,505 and $6,670,540, respectively)	4,873,395	4,603,450

Total Trading Equity	315,203,612	404,130,584
Expense reimbursements	11,575	9,576

Total Assets	315,215,187	404,140,160

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES
Options written (premiums received $1,802,311 and $6,229,235, respectively)	1,151,355	3,436,153
Accrued management fees	443,730	573,103
Clearing fees due to MS&Co.	10,014	—
Accrued administrative fees	2,231	1,541
Accrued incentive fees	15	—

Total Liabilities	1,607,345	4,010,797

MEMBERS’ CAPITAL
Non-Managing Members	313,607,842	400,129,363

Total Members’ Capital	313,607,842	400,129,363

Total Liabilities and Members’ Capital	315,215,187	404,140,160

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Condensed Schedule of Investments

December 31, 2013

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Members’ Capital
	$
Commodity	3,974,101	1.27
Equity	1,668,281	0.53
Interest rate	(1,828)	— (1)

Total Futures and Forward Contracts Purchased	5,640,554	1.80

Futures and Forward Contracts Sold
Commodity	(148,407)	(0.05)
Foreign currency	247,490	0.08
Interest rate	17,542	0.01

Total Futures and Forward Contracts Sold	116,625	0.04

Unrealized Currency Loss	(813,854)	(0.26)

Net fair value	4,943,325	1.58

Options Contracts	Fair Value	% of Members’ Capital
	$
Options purchased on Futures Contracts	4,873,395	1.55
Options written on Futures Contracts	(1,151,355)	(0.37)

(1)	Amount less than 0.005%.

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Condensed Schedule of Investments

December 31, 2012

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Members’ Capital
	$
Commodity	1,213,038	0.30
Equity	(44)	— (1)
Foreign currency	(3,501,686)	(0.87)

Total Futures and Forward Contracts Purchased	(2,288,692)	(0.57)

Futures and Forward Contracts Sold
Commodity	(1,802,807)	(0.45)
Foreign currency	2,173,875	0.54
Interest rate	(13)	— (1)

Total Futures and Forward Contracts Sold	371,055	0.09

Unrealized Currency Loss	(766,432)	(0.19)

Net fair value	(2,684,069)	(0.67)

Options Contracts	Fair Value	% of Members’ Capital
	$
Options purchased on Futures Contracts	4,603,450	1.15
Options written on Futures Contracts	(3,436,153)	(0.86)

(1)	Amount less than 0.005%.

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Statements of Income and Expenses

	For the Years Ended December 31,
	2013	2012	2011
	$	$	$
INVESTMENT LOSS
Interest income (MS&Co. & Morgan Stanley Wealth Management)	2,258	(48,368)	(53,603)

EXPENSES
Management fees	6,049,560	7,333,770	6,024,065
Brokerage, clearing and transaction fees	963,371	955,168	887,814
Administrative fees	21,784	21,597	92,260
Incentive fees	21,432	—	245,858

Total Expenses	7,056,147	8,310,535	7,249,997
Expense reimbursements	(145,736)	(176,394)	(214,007)

Net expenses	6,910,411	8,134,141	7,035,990

NET INVESTMENT LOSS	(6,908,153)	(8,182,509)	(7,089,593)

TRADING RESULTS
Trading profit (loss):
Net Realized	3,665,547	(20,813,849)	(66,726,055)
Net change in unrealized	6,471,248	11,295,630	(33,849,749)

Total Trading Results	10,136,795	(9,518,219)	(100,575,804)

NET INCOME (LOSS)	3,228,642	(17,700,728)	(107,665,397)

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Statements of Changes in Members’ Capital

For the Years Ended December 31, 2013, 2012, and 2011

	Managing Member	Non-Managing Members	Total
	$	$	$
Members’ Capital, December 31, 2010	—	208,652,878	208,652,878
Capital Contributions	—	374,753,971	374,753,971
Net Loss	—	(107,665,397)	(107,665,397)
Capital Withdrawals	—	(20,287,324)	(20,287,324)

Members’ Capital, December 31, 2011	—	455,454,128	455,454,128
Capital Contributions	—	32,681,973	32,681,973
Net Loss	—	(17,700,728)	(17,700,728)
Capital Withdrawals	—	(70,306,010)	(70,306,010)

Members’ Capital, December 31, 2012	—	400,129,363	400,129,363
Capital Contributions	—	3,736,157	3,736,157
Net Income	—	3,228,642	3,228,642
Capital Withdrawals	—	(93,486,320)	(93,486,320)

Members’ Capital, December 31, 2013	—	313,607,842	313,607,842

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

1.	Organization

Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC” or the “Trading Company”) was formed on March 26, 2007, as a Delaware limited liability company under the Delaware Limited Liability Company Act (the “Act”), to facilitate investments by Morgan Stanley Smith Barney LLC managed futures funds. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). The Trading Company commenced operations on August 1, 2007. Ceres Managed Futures LLC (“Ceres” or the “Trading Manager”) is the trading manager of the Trading Company. Ceres has retained Blenheim Capital Management LLC (“Blenheim” or the “Trading Advisor”) to engage in the speculative trading of commodities, domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and on futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 5. Financial Instruments) on behalf of the Trading Company. Each member (each investor in the Trading Company, a “Member”) invests its assets in the Trading Company, which allocates substantially all of its assets in the trading program of Blenheim, an unaffiliated commodity trading advisor registered with the Commodity Futures Trading Commission (“CFTC”), which makes investment decisions for the Trading Company. As of December 31, 2013, Polaris Futures Fund L.P. (“Polaris”) (a Delaware limited partnership), Meritage Futures Fund L.P. (a Delaware limited partnership), Morgan Stanley Smith Barney Spectrum Strategic L.P. (“DWSS”) (a Delaware limited partnership), Managed Futures Premier BHM L.P. (“Premier BHM”) (a Delaware limited partnership) and Morgan Stanley Managed Futures Custom Solutions Fund L.P. (“Custom Solutions”) (a Delaware limited partnership) were the Members of the Trading Company.

Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is wholly-owned indirectly by Morgan Stanley. Prior to June 2013, Citigroup Inc. was the indirect minority owner of MSSBH. Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

The clearing commodity broker for the Trading Company is Morgan Stanley & Co. LLC (“MS&Co.”). Morgan Stanley & Co. International plc previously served as a clearing commodity broker for the Trading Company. MS&Co. also acts as the counterparty on all trading of the foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of the options on foreign currency forward contracts. Morgan Stanley Wealth Management is a subsidiary of MSSBH. This entity, previously acted as a non-clearing broker for the Trading Company. MS&Co. and its affiliates act as the custodians of the Trading Company’s assets. MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Effective June 1, 2013, Custom Solutions became a Member of the Trading Company.

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

Valuation – Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts. The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Income and Expenses. The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period from various exchanges The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

The Trading Company may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest, on the underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the fair value of the Futures Interest, on the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount. Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition. The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss.

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

Fair Value of Financial Instruments – The fair value of the Trading Company’s assets and liabilities that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) guidance relating to financial instruments approximates the carrying amount presented in the Statements of Financial Condition.

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

Trading Equity – The Trading Company’s asset “Trading Equity,” reflected on the Statements of Financial Condition, consists of (a) cash on deposit in commodity brokerage accounts with Morgan Stanley, a portion of which is used as margin for trading; (b) net unrealized gains or losses on futures and forward contracts, which are fair valued and calculated as the difference between original contract value and fair value; and (c) options purchased at fair value, if any. Options written at fair value, if any, are recorded in “Liabilities”.

The Trading Company, in its normal course of business, enters into various contracts with MS&Co. acting as its commodity broker. Pursuant to the brokerage agreement with MS&Co., to the extent that such trading results in unrealized gains or losses, these amounts are offset for the Trading Company and are reported on a net basis on the Statements of Financial Condition.

The Trading Company has offset its unrealized gains or losses recognized on forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., as the counterparty on such contracts. The Trading Company has consistently applied its right to offset.

Restricted and Unrestricted Cash – The cash held by the Trading Company is on deposit in commodity brokerage accounts with Morgan Stanley. As reflected on the Trading Company’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses on only the offsetting London Metal Exchange positions. All of these amounts are maintained in separate accounts. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

Administrative Fee – The Trading Company accrues and pays Ceres a monthly fee to cover all administrative and operating expenses (the “Administrative Fee”). The monthly Administrative Fee is equal to 1/12 of 0.35% (a 0.35% annual rate) of the beginning of the month Members’ Capital of Members being allocated the fee.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

There are no administrative fees allocated to Polaris, DWSS and Premier BHM and their respective Members’ Capital is excluded from the determination of the Administrative Fee.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Trading Company’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The Trading Company has concluded that there were no significant uncertain tax positions that would require recognition in the financial statements as of December 31, 2013 and 2012. If applicable, the Trading Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses. Generally, the 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities. No income tax returns are currently under examination.

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

Statement of Cash Flows – The Trading Company is not required to provide a Statement of Cash Flows.

Other Pronouncements

In June 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

value, and requires additional disclosures about the investment company’s status as an investment company. The amendments are effective for interim and annual reporting periods beginning after December 15, 2013. The Trading Company is currently evaluating the impact this pronouncement would have on the financial statements.

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

The net unrealized gains (losses) on open contracts at December 31, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Year	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
2013	4,943,325	—	4,943,325	Dec. 2016	—
2012	901,619	(3,585,688)	(2,684,069)	Dec. 2014	May 2013

6.	Investment Risk

The Members’ investments in the Trading Company expose the Members to various types of risks that are associated with Futures Interests trading and markets in which the Trading Company invests. The significant types of financial risks which the Trading Company is exposed to are market risk, liquidity risk, counterparty credit risk and changes in interest rates.

The rapid fluctuations in the market prices of Futures Interests in which the Trading Company invests make the Members’ investments volatile. If Blenheim incorrectly predicts the direction of prices in the Futures Interests and changes in interest rates in which it invests, large losses may occur.

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

The credit risk on Futures Interests arises from the potential inability of counterparties to perform under the terms of the contracts. The Trading Company has credit risk because MS&Co. and/or MSCG act as the commodity brokers and/or the counterparties with respect to most of the Trading Company’s assets. The Trading Company’s exposure to credit risk associated with counterparty nonperformance is typically limited to the cash deposits with, or other form of collateral held by, the counterparty. The

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Trading Company’s assets deposited with MS&Co. or its affiliates are segregated or secured in accordance with the Commodity Exchange Act and the regulations of the CFTC and are expected to be largely held in non-interest bearing bank accounts at a U.S. bank or banks, but may also be invested in any other instruments approved by the CFTC for investment of customer funds. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. With respect to the Trading Company’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Trading Company is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Company accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. The Trading Company had total cash and unrealized on exchange-traded contracts with MS&Co., acting as a commodity broker for the Trading Company’s trading of Futures Interests, totaling $310,330,217 and $403,112,822 at December 31, 2013 and 2012, respectively. With respect to those off-exchange-traded forward currency contracts, the Trading Company is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off- exchange-traded forward currency options contracts, the Trading Company is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Trading Company has a netting agreement with each counterparty. These agreements, which seek to reduce both the Trading Company’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Trading Company’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

On January 1, 2013, the Trading Company adopted ASU 2011-11, “Disclosure about Offsetting Assets and Liabilities” and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 created a new disclosure requirement about the nature of an entity’s rights to setoff and the related arrangements associated with its financial instruments and derivative instruments, while ASU 2013-01 clarified the types of instruments and transactions that are subject to the offsetting disclosure requirements established by ASU 2011-11. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of these disclosures is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The new guidance did not have a significant impact on the Trading Company’s financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

The following tables summarize the valuation of the Trading Company’s investments as of December 31, 2013 and 2012, respectively.

Offsetting of Derivative Assets and Liabilities as of December 31, 2013:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	16,690,128	(10,932,949)	5,757,179

Total Assets	16,690,128	(10,932,949)	5,757,179

Liabilities
Futures	(10,932,949)	10,932,949	—

Total Liabilities	(10,932,949)	10,932,949	—

Unrealized currency loss			(813,854)

Total net unrealized gain on open contracts			4,943,325

	Gross amounts not offset in the Statements of Financial Condition
	Financial Instruments	Cash Collateral Received	Net Amount
	$	$	$
Assets
Options purchased	4,873,395	—	4,873,395

Total Assets	4,873,395	—	4,873,395

Liabilities
Options written	(1,151,355)	—	(1,151,355)

Total Liabilities	(1,151,355)	—	(1,151,355)

Total			3,722,040

Net fair value			8,665,365

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Offsetting of Derivative Assets and Liabilities as of December 31, 2012:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	19,578,660	(17,910,609)	1,668,051

Total Assets	19,578,660	(17,910,609)	1,668,051

Liabilities
Futures	(17,910,609)	17,910,609	—
Forwards	(3,585,688)	—	(3,585,688)

Total Liabilities	(21,496,297)	17,910,609	(3,585,688)

Unrealized currency loss			(766,432)

Total net unrealized loss on open contracts			(2,684,069)

	Gross amounts not offset in the Statements of Financial Condition
	Financial Instruments	Cash Collateral Received	Net Amount
	$	$	$
Assets
Options purchased	4,603,450	—	4,603,450

Total Assets	4,603,450	—	4,603,450

Liabilities
Options written	(3,436,153)	—	(3,436,153)

Total Liabilities	(3,436,153)	—	(3,436,153)

Total			1,167,297

Net fair value			(1,516,772)

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2013 and 2012:

December 31, 2013

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	11,607,939	(7,633,838)	3,137,087	(3,285,494)	3,825,694	15,640
Equity	1,668,281	—	—	—	1,668,281	606
Foreign currency	—	—	258,728	(11,238)	247,490	1,291
Interest rate	—	(1,828)	18,093	(551)	15,714	2,088

Total	13,276,220	(7,635,666)	3,413,908	(3,297,283)	5,757,179

Unrealized currency loss					(813,854)

Total net unrealized gain on open contracts					4,943,325

Option Contracts at Fair Value	$	Average number of contracts outstanding for the year (absolute quantity)
Options purchased	4,873,395	3,686
Options written	(1,151,355)	1,711

December 31, 2012

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Loss	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	13,643,496	(12,430,458)	3,011,800	(4,814,607)	(589,769)	13,733
Equity	67,225	(67,269)	—	—	(44)	123
Foreign currency	391	(3,502,077)	2,850,498	(676,623)	(1,327,811)	2,130
Interest rate	—	—	5,250	(5,263)	(13)	1,482

Total	13,711,112	(15,999,804)	5,867,548	(5,496,493)	(1,917,637)

Unrealized currency loss					(766,432)

Total net unrealized loss on open contracts					(2,684,069)

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Option Contracts at Fair Value	$	Average number of contracts outstanding for the year (absolute quantity)
Options purchased	4,603,450	5,377
Options written	(3,436,153)	3,153

The following tables summarize the net trading results of the Trading Company for the years ended December 31, 2013, 2012, and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the year ended December 31, 2013 included in Total Trading Results:

Type of Instrument	$
Commodity	15,363,171
Equity	1,007,209
Foreign currency	(2,442,836)
Interest rate	(3,743,328)
Unrealized currency loss	(47,421)

Total	10,136,795

Line Items on the Statements of Income and Expenses for the year ended December 31, 2013:

Trading Results	$
Net Realized	3,665,547
Net change in unrealized	6,471,248

Total Trading Results	10,136,795

The Effect of Trading Activities on the Statements of Income and Expenses for the year ended December 31, 2012 included in Total Trading Results:

Type of Instrument	$
Commodity	3,421,332
Equity	1,294,394
Foreign currency	(3,689,108)
Interest rate	(10,248,446)
Unrealized currency loss	(296,391)

Total	(9,518,219)

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Line Items on the Statements of Income and Expenses for the year ended December 31, 2012:

Trading Results	$
Net Realized	(20,813,849)
Net change in unrealized	11,295,630

Total Trading Results	(9,518,219)

The Effect of Trading Activities on the Statements of Income and Expenses for the year ended December 31, 2011 included in Total Trading Results:

Type of Instrument	$
Commodity	(60,665,363)
Equity	(1,230,264)
Foreign currency	(13,835,307)
Interest rate	(25,112,528)
Unrealized currency gain	267,658

Total	(100,575,804)

Line Items on the Statements of Income and Expenses for the year ended December 31, 2011:

Trading Results	$
Net Realized	(66,726,055)
Net change in unrealized	(33,849,749)

Total Trading Results	(100,575,804)

8.	Fair Value Measurements and Disclosures

On October 1, 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

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

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Trading Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and consideration of factors specific to the investment.

The Trading Company’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	16,690,128	—	n/a	16,690,128
Options Purchased	4,873,395	—	n/a	4,873,395

Total Assets	21,563,523	—	n/a	21,563,523

Liabilities
Futures	10,932,949	—	n/a	10,932,949
Options Written	1,151,355	—	n/a	1,151,355

Total Liabilities	12,084,304	—	n/a	12,084,304

Unrealized currency loss				(813,854)

*Net fair value	9,479,219	—	n/a	8,665,365

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	19,578,660	—	n/a	19,578,660
Options Purchased	4,603,450	—	n/a	4,603,450

Total Assets	24,182,110	—	n/a	24,182,110

Liabilities
Futures	17,910,609	—	n/a	17,910,609
Forwards	—	3,585,688	n/a	3,585,688
Options Written	3,436,153	—	n/a	3,436,153

Total Liabilities	21,346,762	3,585,688	n/a	24,932,450

Unrealized currency loss				(766,432)

*Net fair value	2,835,348	(3,585,688)	n/a	(1,516,772)

*	This amount comprises of the “Total net unrealized gain/(loss) on open contracts” and “Options purchased” and “Options written” on the Statements of Financial Condition.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

During the twelve months ended December 31, 2013 and 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

9.	Financial Highlights

The following ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the non-managing Members’ share of income, expenses and average net assets.

	For the Years Ended December 31,
	2013	2012	2011
RATIOS TO AVERAGE MEMBERS’ CAPITAL: (1)
Net Investment Loss	(1.94)%	(1.83)%	(1.79)%
Expenses before Incentive Fees (2)	1.93%	1.81%	1.71%
Expenses after Incentive Fees (2)	1.94%	1.81%	1.77%
Net Income (Loss)	0.91%	(3.95)%	(27.14)%
TOTAL RETURN BEFORE INCENTIVE FEES	0.85%	(3.87)%	(18.96)%
TOTAL RETURN AFTER INCENTIVE FEES	0.84%	(3.87)%	(19.15)%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)

Agreements to waive a portion or all of certain fees to a specific investor, which do not relate to the share class as a whole, do not require disclosure in the Financial Highlights. However, as their ratios are calculated for each common class taken as a whole, individual investor’s ratios may vary from these ratios.

10.	Subsequent Events

Management performed its evaluation of subsequent events through March 25, 2014, and has determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements, except as disclosed below.

Effective March 1, 2014, management fee is allocated and incentive fee is charged to DWSS under the advisory agreement among the Trading Company, Ceres and Blenheim, and DWSS Members’ Capital will be included in the determination of management fees.

    Selected unaudited quarterly financial data for the Trading Company for the years ended December 31, 2013 and 2012 are summarized below:

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Total trading results	$(1,243,801)	$18,270,087	$(13,128,583)	$6,239,092

Brokerage, clearing and transaction fees	$(239,717)	$(228,000)	$(286,742)	$(208,912)

Interest Income	$2,258	$—	$—	$—

Net income (loss)	$(2,845,165)	$16,606,372	$(14,942,666)	$4,410,101

	For the period from October 1, 2012 to December 31, 2012	For the period from July 1, 2012 to September 30, 2012	For the period from April 1, 2012 to June 30, 2012	For the period from January 1, 2012 to March 30, 2012
Total trading results	$(11,576,117)	$19,756,649	$(35,849,383)	$18,150,632

Brokerage, clearing and transaction fees	$(231,167)	$(161,814)	$(228,594)	$(333,593)

Interest Income	$—	$—	$(37,706)	$(10,662)

Net income (loss)	$(13,516,151)	$17,832,894	$(37,988,206)	$15,970,735

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013. In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. Ceres has concluded that, as of December 31, 2013, the Partnership’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management’s report in this annual report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no officers or directors and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisor.

The officers and directors of the General Partner are Alper Daglioglu (President and Director), Alice Lonero (Chief Financial Officer), Colbert Narcisse (Director), Harry Handler (Director), Patrick T. Egan (Director), Craig Abruzzo (Director) and Jeremy Beal (Chairman of the Board of Directors of the General Partner). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Alper Daglioglu, Patrick T. Egan, Alice Lonero and Jeremy Beal serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Colbert Narcisse, age 48, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Alper Daglioglu, age 37, has been a Director and listed as a principal of the General Partner since December 2010. He was appointed President of the General Partner in August 2013. Mr. Daglioglu was also appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Executive Director and Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 39, has been Chairman of the Board of Directors and listed as a principal of the General Partner since August 2013. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC (“JE Moody”), a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Alice Lonero (nee Ng), age 31, has been employed by Morgan Stanley Smith Barney LLC, a financial services firm, since July 2009, where her responsibilities have included serving as Vice President and managing the accounting, financial reporting and regulatory reporting of managed futures funds. Ms. Lonero was appointed as Chief Financial Officer of the General Partner effective as of September 13, 2013, and has been listed as a principal since October 2013. Before joining Morgan Stanley Smith Barney LLC, Ms. Lonero was employed by Citigroup Alternative Investments, a financial services firm, from September 2005 through July 2009, where her responsibilities included serving as Vice President responsible for the accounting, financial reporting and regulatory reporting of Citigroup Alternative Investments’ managed futures funds. From August 2004 through September 2005, Ms. Lonero was employed by The Bank of New York, a financial services firm, where her responsibilities included performing mutual fund administration for financial services firms. Ms. Lonero earned her Bachelor of Science in Finance in 2004 from the State University of New York at Binghamton.

Harry Handler, age 55, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of the NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Wealth Management since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Wealth Management in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Patrick T. Egan, age 44, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since September 2013, Mr. Egan has been Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since September 2013, Mr. Egan has also been registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan is responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. Since June 2011, Mr. Egan has been employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities include serving as Executive Director and as Chief Risk Officer for Morgan Stanley Wealth Management Managed Futures. From June 2009 through June 2011, Mr. Egan was employed by Morgan Stanley Wealth Management, where his responsibilities included serving as Co-Chief Investment Officer for Morgan Stanley Wealth Management Managed Futures. Since November 2010, Mr. Egan has been registered as an associated person of Morgan Stanley Wealth Management. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Craig Abruzzo, age 45, has been a Director and a principal of the General Partner since March 2013 and is an associate member of the NFA. Since October 2007, Mr. Abruzzo has been the U.S. Head of Listed Derivatives for MS&Co., a financial services firm, where his responsibilities include overseeing the institutional futures commission merchant business. Since May 2012, Mr. Abruzzo has also served as the Global Head of OTC Clearing for MS&Co., where his responsibilities include oversight of the institutional OTC swap clearing business. Mr. Abruzzo has been listed as a principal of MS&Co. since October 2010, and has been registered as an associated person of MS&Co. since July 2007 and as a swap associated person since November 2012. Mr. Abruzzo earned his Bachelor of Arts degree in Political Science and Economics in May 1990 from Drew University and his juris doctor degree in May 1994 from the New York University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2013 were timely and correctly made.

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

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. Administrative fees of $2,476,989 were earned by the General Partner for the year ended December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2014, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2013:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner, Class Z unit equivalents	General Partner	3,373.305	1.2%

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

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2013 and 2012.

Deloitte
2013	$90,600
2012	$84,400

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

2013	$28,960
2012	$29,350

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2013 and 2012.

Statements of Income and Expenses for the years ended December 31, 2013, 2012 and 2011.

Statements of Changes in Partners’ Capital for the years ended December 31, 2013, 2012 and 2011.

Notes to Financial Statements.

(2)	Exhibits

	3.1	Certificate of Limited Partnership of BHM Discretionary Futures Fund L.P., dated August 23, 2010.†

	3.2	Amendment to Certificate of Limited Partnership, dated as of November 30, 2012.—

	3.3	Second Amended and Restated Limited Partnership Agreement of Managed Futures Premier BHM L.P., dated November 30, 2012.—

	10.1	Operating Agreement for Morgan Stanley Smith Barney Managed Futures BHM I, LLC, dated March 26, 2007.†

	10.2	Amended and Restated Advisory Agreement, dated as of March 1, 2014, among Morgan Stanley Smith Barney BHM I, LLC, Ceres Managed Futures LLC, and Blenheim Capital Management, L.L.C. (filed herewith).

	10.3	Form of Subscription and Exchange Agreement and Power of Attorney†

	10.4	Foreign Exchange and Options Master Agreement by and among MS & Co., the Trading Companies listed on Exhibit I thereto, and Demeter Management Corporation, dated as of November 28, 2007.†

	10.5	Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.†

	10.6	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.†

	10.7 (a)	Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and the Bank of New York (filed as Exhibit 10.7(a) to the Form 10-K filed on March 27, 2013).

	10.7 (b)	Fifth Amendment to the Escrow Agreement among Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC (filed as Exhibit 10.7(b) to the Form 10-K filed on March 27, 2013).

	10.8	Amended and Restated Commodity Futures Customer Agreement, between MS&Co. and the Funds listed on Appendix A thereto, dated as of November 12, 2013.!

	31.1	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

[1]	On January 14, 2009, the SEC granted confidential treatment with respect to the omitted portions of this exhibit.
†	Incorporated herein by reference from the Registrant’s Form 10 filed on February 25, 2011.
*	Incorporated herein by reference from the Registrant’s Amendment No.1 to Form 10 filed on April 21, 2011.
—	Incorporated herein by reference from the Registrant’s Form 8-K filed on December 5, 2012.
!	Incorporated herein by reference from the Registrant’s Form 10-Q filed on November 14, 2013.
^	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

MANAGED FUTURES PREMIER BHM L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President & Director
Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Alper Daglioglu	/s/ Colbert Narcisse
Alper Daglioglu	Colbert Narcisse
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2014	Date: March 28, 2014

/s/ Alice Lonero	/s/ Jeremy Beal
Alice Lonero	Jeremy Beal
Chief Financial Officer	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2014
Date: March 28, 2014

/s/ Patrick T. Egan	/s/ Harry Handler
Patrick T. Egan	Harry Handler
Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2014	Date: March 28, 2014

/s/ Craig Abruzzo
Craig Abruzzo
Director
Ceres Managed Futures LLC
Date: March 28, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to limited partners.