Form 10-Q
period 2014-03-31
Managed Futures Premier BHM L.P.
filed 2014-05-14
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes      No X

MANAGED FUTURES PREMIER BHM L.P.

FORM 10-Q

PART I

Item1. Financial Statements

Managed Futures Premier BHM L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013
Assets:
Investment in Trading Company, at fair value	$213,864,780	$217,368,680

Total assets	$213,864,780	$217,368,680

Liabilities and Partners’ Capital
Liabilities:
Redemptions payable	$4,495,797	$5,296,504

Total liabilities	4,495,797	5,296,504

Partners’ Capital:
General Partner, Class A, (0 unit equivalents outstanding at March 31, 2014 and December 31, 2013)	0	0
General Partner, Class D, (0 unit equivalents outstanding at March 31, 2014 and December 31, 2013)	0	0
General Partner, Class Z, (3,373.305 unit equivalents outstanding at March 31, 2014 and December 31, 2013)	2,713,839	2,600,380
Limited Partner, Class A, (262,737.982 and 276,167.845 units outstanding at March 31, 2014 and December 31, 2013, respectively)	200,583,622	203,521,796
Limited Partner, Class D, (5,819.883 units outstanding at March 31, 2014 and December 31, 2013)	4,304,218	4,131,876
Limited Partner, Class Z, (2,196.761 and 2,358.574 units outstanding at March 31, 2014 and December 31, 2013, respectively)	1,767,304	1,818,124

Total Partners’ Capital	209,368,983	212,072,176

Total liabilities and Partners’ Capital	$213,864,780	$217,368,680

Net asset value per units:
Class A	$763.44	$736.95

Class D	$739.57	$709.96

Class Z	$804.50	$770.87

The accompanying notes are integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Investment income:
Interest income allocated from Trading Company	$0	$0

Expenses:
Expenses allocated from Trading Company	1,240,710	1,489,890
Ongoing placement agent fees	1,547,546	1,944,599
Administrative fees	534,830	675,085
Other	55,804	71,398

Total expenses	3,378,890	4,180,972

Net investment income (loss)	(3,378,890)	(4,180,972)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	9,593,380	7,321,784
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	1,467,302	(3,109,729)

Total trading results allocated from Trading Company	11,060,682	4,212,055

Net income (loss)	$7,681,792	$31,083

Net income (loss) allocation from Trading Company
Class A	$7,319,091	$(45,583)

Class D	$172,342	$35,932

Class Z	$190,359	$40,734

Net asset value per unit
Class A	$763.44	$763.53

Class D	$739.57	$723.21

Class Z	$804.50	$780.84

Net income (loss) per unit*
Class A	$26.49	$(0.40)

Class D	$29.61	$3.67

Class Z	$33.63	$5.42

Weighted average units outstanding
Class A	274,072.163	332,846.821

Class D	5,819.883	9,778.036

Class Z	5,647.941	6,860.347

*	Based on change in net asset value per unit.

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2013	$203,521,796	276,167.845	$4,131,876	5,819.883	$4,418,504	5,731.879	$212,072,176	287,719.607
Subscriptions - Limited Partners	4,866,641	6,502.399	0	0	0	0	4,866,641	6,502.399
Net income (loss)	7,319,091	0	172,342	0	190,359	0	7,681,792	0
Redemptions - Limited Partners	(15,123,906)	(19,932.262)	0	0	(127,720)	(161.813)	(15,251,626)	(20,094.075)

Partners’ Capital at March 31, 2014	$200,583,622	262,737.982	$4,304,218	5,819.883	$4,481,143	5,570.066	$209,368,983	274,127.931

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2012	$254,758,737	333,484.211	$6,894,422	9,581.734	$5,408,195	6,974.502	$267,061,354	350,040.447
Subscriptions - Limited Partners	8,588,213	11,089.719	141,247	196.302	0	0	8,729,460	11,286.021
Net income (loss)	(45,583)	0	35,932	0	40,734	0	31,083	0
Redemptions - Limited Partners	(14,063,982)	(18,144.949)	0	0	(293,340)	(371.918)	(14,357,322)	(18,516.867)

Partners’ Capital at March 31, 2013	$249,237,385	326,428.981	$7,071,601	9,778.036	$5,155,589	6,602.584	$261,464,575	342,809.601

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

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

At March 31, 2014, the Partnership owned approximately 72.5% of the Trading Company. At December 31, 2013, the Partnership owned approximately 69.3% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or losses, if any.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at March 31, 2014 and December 31, 2013, and the results of its operations for the three months ended March 31, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2014 and December 31, 2013, and Statements of Income and Expenses and Changes in Members’ Capital for the three months ended March 31, 2014 and 2013 are presented below:

BHM I, LLC

Statements of Financial Condition

	(Unaudited) March 31, 2014	December 31, 2013
Assets:
Equity in trading account:
Unrestricted cash	$244,241,343	$265,338,000
Restricted cash	40,335,657	40,048,892

Total cash	284,577,000	305,386,892

Net unrealized gain (loss) on open contracts (MS&Co.)	8,603,998	4,943,325

Options purchased, (premiums paid $7,235,911 and $5,954,505, respectively)	5,218,129	4,873,395

Total trading equity	298,399,127	315,203,612
Expense reimbursements	12,040	11,575

Total assets	$298,411,167	$315,215,187

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $2,719,301 and $1,802,311, respectively)	$2,691,197	$1,151,355
Accrued management fees	489,782	443,730
Accrued incentive fees	23,148	15
Brokerage commissions payable (MS&Co.)	10,888	10,014
Accrued administrative fees	2,039	2,231

Total liabilities	3,217,054	1,607,345

Members’ Capital:
Non-Managing Members	295,194,113	313,607,842

Total members’ capital	295,194,113	313,607,842

Total liabilities and members’ capital	$298,411,167	$315,215,187

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

March 31, 2014

(Unaudited)

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$11,899,016	4.03%
Equity	1,342,219	0.45
Interest rate	4,137	0.00 *

Total Futures and Forward Contracts Purchased	13,245,372	4.48

Futures and Forward Contracts Sold
Commodity	(3,831,621)	(1.30)
Foreign currency	(112,296)	(0.04)
Interest rate	47,598	0.02

Total Futures and Forward Contracts Sold	(3,896,319)	(1.32)

Unrealized Currency Loss	(745,055)	(0.25)

Net fair value	$8,603,998	2.91%

Options Contracts
Options purchased on Futures Contracts	$5,218,129	1.76%
Options written on Futures Contracts	$(2,691,197)	(0.91)%

*	Due to rounding

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

December 31, 2013

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$3,974,101	1.27%
Equity	1,668,281	0.53
Interest rate	(1,828)	(0.00)*

Total Futures and Forward Contracts Purchased	5,640,554	1.80

Futures and Forward Contracts Sold
Commodity	(148,407)	(0.05)
Foreign currency	247,490	0.08
Interest rate	17,542	0.01

Total Futures and Forward Contracts Sold	116,625	0.04

Unrealized Currency Loss	(813,854)	(0.26)

Net fair value	$4,943,325	1.58%

Options Contracts
Options purchased on Futures Contracts	$4,873,395	1.55%
Options written on Futures Contracts	$(1,151,355)	(0.37)%

*	Due to rounding.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

BHM I, LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Investment income:
Interest income (MS&Co.)	$0	$0

Expenses:
Management fees	1,348,439	1,648,141
Brokerage, clearing and transaction fees	245,116	208,912
Incentive fees	23,148	—
Administrative fees	6,381	4,264

Total expenses	1,623,084	1,861,317
Expense reimbursements	(36,069)	(32,326)

Net expenses	1,587,015	1,828,991

Net investment loss	(1,587,015)	(1,828,991)

Trading results:
Trading profit (loss):
Net realized	13,514,387	10,654,906
Net change in unrealized	2,101,149	(4,415,814)

Total trading results	15,615,536	6,239,092

Net income (loss)	$14,028,521	$4,410,101

Net income (loss) allocation
Non-managing members	$14,028,521	$4,410,101

	Managing Member	Non-Managing Members	Total
Members’ Capital, December 31, 2013	$0	$313,607,842	$313,607,842
Net income	0	14,028,521	14,028,521
Capital withdrawals	0	(32,442,250)	(32,442,250)

Members’ Capital, March 31, 2014	$0	$295,194,113	$295,194,113

Members’ Capital, December 31, 2012	$0	$400,129,363	$400,129,363
Net income	0	4,410,101	4,410,101
Capital withdrawals	0	(21,932,390)	(21,932,390)

Members’ Capital, March 31, 2013	$0	$382,607,074	$382,607,074

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per Unit for each Class for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)[1]	$32.29	$35.22	$39.72	$5.59	$9.33	$11.52
Net investment income (loss) [2]	(5.80)	(5.61)	(6.09)	(5.99)	(5.66)	(6.10)

Increase (decrease) for the period	26.49	29.61	33.63	(0.40)	3.67	5.42
Net asset value per Unit, beginning of period	736.95	709.96	770.87	763.93	719.54	775.42

Net asset value per Unit, end of period	$763.44	$739.57	$804.50	$763.53	$723.21	$780.84

[1]	Includes clearing fees and ongoing placement agent fees, if applicable to Class.

[2]	Excludes clearing fees and ongoing placement agent fees, if applicable to Class.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets:[3]
Net investment income (loss)	(6.6)%	(4.2)%	(3.4)%	(6.5)%	(4.1)%	(3.3)%
Incentive fees allocated from the Trading Company	—%	—%	—%	—%	—%	—%

Net investment loss before incentive fees[4]	(6.6)%	(4.2)%	(3.4)%	(6.5)%	(4.1)%	(3.3)%

Operating expense	6.6%	4.2%	3.4%	6.5%	4.1%	3.3%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses	6.6%	4.2%	3.4%	6.5%	4.1%	3.3%

Total return:
Total return before incentive fees	3.6%	4.2%	4.4%	(0.1)%	0.5%	0.7%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	3.6%	4.2%	4.4%	(0.1)%	0.5%	0.7%

[3]	Annualized (other than incentive fees).

[4]	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Financial Highlights of the Trading Company:

	Three Months Ended March 31,
	2014	2013
Ratios to average Members’ Capital: (1)
Net investment loss(2)	(2.12)%	(1.90)%
Expenses before incentive fees(2)	2.12%	1.90%
Expenses after incentive fees(2)	2.12%	1.90%
Net income (loss)	4.68%	1.13%
Total return before incentive fees	4.72%	1.07%
Total return after incentive fees	4.71%	1.07%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

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

The following tables summarize the valuation of the Trading Company’s investments as of March 31, 2014 and December 31, 2013, respectively.

Offsetting of Derivative Assets and Liabilities as of March 31, 2014:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
Assets
Futures	$26,232,347	$(16,883,294)	$9,349,053

Total Assets	$26,232,347	$(16,883,294)	$9,349,053

Liabilities
Futures	$(16,883,294)	$16,883,294	$—

Total Liabilities	$(16,883,294)	$16,883,294	$—

Unrealized currency loss			(745,055)

Total net unrealized gain on open contracts			$8,603,998

	Gross amounts not offset in the Statements of Financial Condition
	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Options purchased	$5,218,129	$—	$5,218,129

Total Assets	$5,218,129	$—	$5,218,129

Liabilities
Options written	$(2,691,197)	$—	$(2,691,197)

Total Liabilities	$(2,691,197)	$—	$(2,691,197)

Total			2,526,932

Net fair value			$11,130,930

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Offsetting of Derivative Assets and Liabilities as of December 31, 2013:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
Assets
Futures	$16,690,128	$(10,932,949)	$5,757,179

Total Assets	$16,690,128	$(10,932,949)	$5,757,179

Liabilities
Futures	$(10,932,949)	$10,932,949	$—

Total Liabilities	$(10,932,949)	$10,932,949	$—

Unrealized currency loss			(813,854)

Total net unrealized gain on open contracts			$4,943,325

	Gross amounts not offset in the Statements of Financial Condition
	Financial Instruments	Cash Collateral Received	Net Amount
Assets
Options purchased	$4,873,395	$—	$4,873,395

Total Assets	$4,873,395	$—	$4,873,395

Liabilities
Options written	$(1,151,355)	$—	$(1,151,355)

Total Liabilities	$(1,151,355)	$—	$(1,151,355)

Total			3,722,040

Net fair value			$8,665,365

The effect of trading activities on the Statements of Financial Condition as of March 31, 2014 and December 31, 2013:

March 31, 2014

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for three months (absolute quantity)
Commodity	$20,125,782	$(8,226,766)	$4,630,529	$(8,462,150)	$8,067,395	21,945
Equity	1,344,213	(1,994)	—	—	1,342,219	1,275
Foreign currency	—	—	4,781	(117,077)	(112,296)	291
Interest rates	4,237	(100)	122,805	(75,207)	51,735	343

Total	$21,474,232	$(8,228,860)	$4,758,115	$(8,654,434)	$9,349,053

Unrealized currency loss					(745,055)

Total net unrealized gain on open contracts					$8,603,998 *

			Average number of contracts outstanding for three months (absolute quantity)
Option Contracts at Fair Value
Options purchased	$5,218,129	**	5,056
Options written	$(2,691,197	)***	1,825

*	This amount is in “Total net unrealized gain on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

December 31, 2013

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)		Average number of contracts outstanding for the year (absolute quantity)
Commodity	$11,607,939	$(7,633,838)	$3,137,087	$(3,285,494)	$3,825,694		15,640
Equity	1,668,281	—	—	—	1,668,281		606
Foreign currency	—	—	258,728	(11,238)	247,490		1,291
Interest rates	—	(1,828)	18,093	(551)	15,714		2,088

Total	$13,276,220	$(7,635,666)	$3,413,908	$(3,297,283)	$5,757,179

Unrealized currency loss					(813,854)

Total net unrealized gain on open contracts					$4,943,325	*

Option Contracts at Fair Value			Average number of contracts outstanding for the year (absolute quantity)
Options purchased	$4,873,395	**	3,686
Options written	$(1,151,355	)***	1,711

*	This amount is in “Total net unrealized gain on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2014 and 2013.

Sector	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Commodity	$17,982,399		$9,853,109
Equity	817,854		(129,214)
Foreign currency	(3,129,464)		1,382,297
Interest rates	(124,052)		(5,358,314)
Unrealized currency gain	68,799		491,214

Total	$15,615,536	****	$6,239,092	****

****	This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses and Changes in Members’ Capital.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

4. Fair Value Measurements:

Partnership’s Investments. The Partnership values its investment in the Trading Company at its net asset value per Unit as calculated by the Trading Company. The Trading Company values its investments as described in Note 2 of the Partnership’s notes to the annual financial statements as of December 31, 2013.

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and twelve months ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

	March 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$213,864,780	$—	$213,864,780	$—

Net fair value	$213,864,780	$—	$213,864,780	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$217,368,680	$—	$217,368,680	$—

Net fair value	$217,368,680	$—	$217,368,680	$—

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

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

Trading Company’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The General Partner has concluded that, based on available information in the marketplace, the Trading Company’s Level 1 assets and liabilities are actively traded.

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that, based on available information in the marketplace, that there has not been a significant decrease in the volume and level of activity of the Trading Company’s Level 2 assets and liabilities.

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

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2014 and December 31, 2013, the Trading Company did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2014
Assets
Futures	$26,232,347	$—	n/a	$26,232,347
Options Purchased	5,218,129	—	n/a	5,218,129

Total Assets	$31,450,476	$—	n/a	$31,450,476

Liabilities
Futures	$16,883,294	$—	n/a	$16,883,294
Options Written	2,691,197	—	n/a	2,691,197

Total Liabilities	$19,574,491	$—	n/a	$19,574,491

Unrealized currency loss				(745,055)

*Net fair value	$11,875,985	$—	n/a	$11,130,930

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

(Unaudited)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2013
Assets
Futures	$16,690,128	$—	n/a	$16,690,128
Options purchased	4,873,395	—	n/a	4,873,395

Total assets	$21,563,523	$—	n/a	$21,563,523

Liabilities
Futures	$10,932,949	$—	n/a	$10,932,949
Options written	1,151,355	—	n/a	1,151,355

Total liabilities	$12,084,304	$—	n/a	$12,084,304

Unrealized currency loss				(813,854)

*Net fair value	$9,479,219	$—	n/a	$8,665,365

*	This amount comprises of the “Net unrealized gain (loss) on open contracts”, “Options purchased” and “Options written” on the Statements of Financial Condition.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2014

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

March 31, 2014

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

Partnership’s Investments. The Partnership values its investment in the Trading Company at its net asset value per unit as calculated by the Trading Company. The Trading Company values its investments as described in Note 2 of the Partnership’s notes to the annual financial statements as of December 31, 2013.

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

GAAP also requires the use of judgment in determining if a formerly active market has become inactive and in determining fair values when the market has become inactive. The General Partner has concluded that, based on available information in the marketplace, there has not been a significant decrease in the volume and level of activity in the Partnership’s Level 2 assets and liabilities.

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended March 31, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2014 and December 31, 2013, the Trading Company did not hold any derivative instruments for which market quotations were not readily available, and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the three months ended March 31, 2014 and twelve months ended December 31, 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

March 31, 2014

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

Investment Company Status. Effective January 1, 2014, the Partnership adopted, ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental characteristics of an investment company. Although, the Partnership does not possess all of the typical characteristics of an investment company, its activities are consistent with those of an investment company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2014.

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

For the three months ended March 31, 2014, Partnership capital decreased 1.3% from $212,072,176 to $209,368,983. This decrease was attributable to the redemptions of 20,094.075 Units totaling $15,251,626, which was partially offset by the net income of $7,681,792, coupled with the subscriptions of 6,502.399 Units totaling $4,866,641. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.

The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the three months ended March 31, 2014, the Trading Company’s capital decreased 5.9% from $313,607,842 to $295,194,113. This decrease was attributable to the withdrawals of $32,442,250, which was partially offset by the net income of $14,028,521. Future withdrawals can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2014, the net asset value per Unit for Class A increased 3.6% from $736.95 to $763.44, as compared to a decrease of 0.1% in the first quarter of 2013. During the Partnership’s first quarter of 2014, the net asset value per Unit for Class D increased 4.2% from $709.96 to $739.57, as compared to an increase of 0.5% in the first quarter of 2013. During the Partnership’s first quarter of 2014, the net asset value per Unit for Class Z increased 4.4% from $770.87 to $804.50, as compared to an increase of 0.7% in the first quarter of 2013. The Partnership, through its investment in the Trading Company, experienced a net trading gain in the first quarter of 2014 of $11,060,682. Gains were primarily attributable to the Trading Company’s trading in commodities and equities and were partially offset by losses in currencies and interest rates. The Partnership, through its investment in the Trading Company, experienced a net trading gain in the first quarter of 2013 of $4,212,055. Gains were primarily attributable to the Trading Company’s trading in commodities and currencies and were partially offset by losses in equities and interest rates.

Trading results in global interest rate futures were relatively flat for the quarter and had no material impact on the Partnership’s performance. The most significant gains were experienced within the metals sector during February and March from long positions in palladium futures as prices advanced on concern that sanctions against Russia, the world’s biggest supplier of the metal, will trim supplies. This supply threat comes as miners continued to strike in South Africa, the world’s second-biggest palladium producer. Within the energy sector, gains were experienced during February from long positions in crude oil and its related products as prices rose following signs of an improving U.S. economy and after the Energy Information Administration reported low oil stockpiles in Cushing, Oklahoma. Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. and European consumer confidence and speculation the Federal Reserve will continue to support the U.S. economy. The Partnership’s trading gains for the quarter were partially offset by trading losses within the currency sector during January from long positions in the euro versus the U.S. dollar as the value of the euro declined after reports showed German industrial confidence during December was lower than previously forecast. Within the agricultural sector, losses were incurred during February from short positions in soybean futures as prices advanced after adverse weather conditions in the U.S. and Brazil lowered crop estimates. These losses in soybeans were mitigated by gains from long positions in cocoa futures during January.

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

Effective July 1, 2012, MS&Co. credits the Trading Company on 100% of the average daily equity maintained in cash in the Trading Company’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. There was no interest income earned allocated from the Trading Company for the three months ended March 31, 2014 and 2013. The amount of interest income earned by the Partnership depends on the average daily equity in the Trading Company over which neither the Partnership/Trading Company nor MS&Co. has control.

Placement agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The placement agent fees for the three months ended March 31, 2014 decreased $397,053, as compared to the corresponding period in 2013. The decrease in placement agent fees is due to lower average net assets during the three months ended March 31, 2014, as compared to the corresponding period in 2013.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership. Administrative expenses for the three months ended March 31, 2014 decreased $140,255, as compared to the corresponding period in 2013.

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

The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Company’s market risk exposures and on an aggregate basis at March 31, 2014 and December 31, 2013.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on the Form 10-K filed with the SEC for the year ended December 31, 2013.

As of March 31, 2014, the Trading Company’s total capitalization was $295,194,113, and the Partnership owned approximately 72.5% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of March 31, 2014 was as follows:

March 31, 2014

			Three months ended March 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$38,016,390	12.88%	$43,693,621	$34,714,003	$39,062,740
Equity	2,637,927	0.90%	3,690,529	2,299,971	2,773,540
Interest Rate	859,479	0.29%	1,927,408	10,139	585,235
Currency	156,585	0.05%	1,715,065	147,250	640,183

Total	$41,670,381	14.12%

*	Average of month-end Values at Risk.

As of December 31, 2013, the Trading Company’s total capitalization was $313,607,842 and the Partnership owned approximately 69.3% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2013 was as follows:

December 31, 2013

			Twelve months ended December 31, 2013
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

Item 4.  Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•	provide reasonable assurance that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and (ii) the Partnership’s receipts are handled and expenditures are made only pursuant to authorizations of the General Partner; and

•	provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from the discussion set forth under part I, Item 3. legal proceedings in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013.

There are no material legal proceedings pending against the Partnership nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of NFA.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in September 2014. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $309 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $309 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the United States District Court for the Southern District of New York (“SDNY”). An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On March 25, 2014, the court denied defendants’ petition seeking permission to appeal the court’s decision granting class certification. Plaintiffs seek damages of approximately $138.7 million, rescission, punitive damages, and interest.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $78 million, and the certificates had incurred actual losses of $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $78 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in May 2015. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $115 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $115 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co.

was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On January 23, 2014, the parties reached an agreement in principle to settle the litigation. On April 25, 2014, the parties filed a stipulation of voluntary discontinuance of the action with prejudice.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $636 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $636 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $76 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $76 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. At March 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $220 million, and the certificates had incurred actual losses of $25 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $220 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connections with such actions.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2014, there were subscriptions of 6,502.399 Units of Class A totaling $4,866,641. The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	5,588.120	$747.95	120.000	$784.29	N/A	N/A
February 1, 2014 - February 28, 2014	8,486.888	$762.66	11.813	$801.68	N/A	N/A
March 1, 2014 - March 31, 2014	5,857.254	$763.44	30.000	$804.50	N/A	N/A
	19,932.262	$758.77	161.813	$789.31	N/A	N/A

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 6.     Exhibits

Exhibits:

10.1	Alternative Investment Placement Agent Agreement, dated as of April 1, 2014 by and among the General Partner, Morgan Stanley Smith Barney LLC and five partnerships listed on Schedule 1 thereto.

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

Date: May 14, 2014

By:	/s/ Alice Lonero
Alice Lonero
Chief Financial Officer (Principal Accounting Officer)

Date: May 14, 2014