Form 10-Q
period 2014-06-30
Managed Futures Premier BHM L.P.
filed 2014-08-13
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes      No X

MANAGED FUTURES PREMIER BHM L.P.

FORM 10-Q

PART I

Item1. Financial Statements

Managed Futures Premier BHM L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013
Assets:
Investment in Trading Company, at fair value	$235,307,659	$217,368,680

Total assets	$235,307,659	$217,368,680

Liabilities and Partners’ Capital
Liabilities:
Redemptions payable	$1,773,641	$5,296,504

Total liabilities	1,773,641	5,296,504

Partners’ Capital:
General Partner, Class A, (0 unit equivalents outstanding at June 30, 2014 and December 31, 2013)	0	0
General Partner, Class D, (0 unit equivalents outstanding at June 30, 2014 and December 31, 2013)	0	0
General Partner, Class Z, (3,373.305 unit equivalents outstanding at June 30, 2014 and December 31, 2013)	3,004,111	2,600,380
Limited Partners, Class A, (266,197.723 and 276,167.845 units outstanding at June 30, 2014 and December 31, 2013, respectively)	223,876,058	203,521,796
Limited Partners, Class D, (5,819.883 units outstanding at June 30, 2014 and December 31, 2013)	4,755,964	4,131,876
Limited Partners, Class Z, (2,131.128 and 2,358.574 units outstanding at June 30, 2014 and December 31, 2013, respectively)	1,897,885	1,818,124

Total Partners’ Capital	233,534,018	212,072,176

Total liabilities and Partners’ Capital	$235,307,659	$217,368,680

Net asset value per units:
Class A	$841.01	$736.95

Class D	$817.19	$709.96

Class Z	$890.55	$770.87

The accompanying notes are integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment income:
Interest income allocated from Trading Company	$0	$0	$0	$0

Expenses:
Expenses allocated from Trading Company	1,291,746	1,477,381	2,532,456	2,967,271
Ongoing placement agent fees	1,050,838	1,850,761	2,598,384	3,795,360
Administrative fees	543,695	641,365	1,078,525	1,316,450
Other	75,723	69,239	131,527	140,637

Total expenses	2,962,002	4,038,746	6,340,892	8,219,718

Net investment income (loss)	(2,962,002)	(4,038,746)	(6,340,892)	(8,219,718)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	15,458,779	(9,813,115)	25,052,159	(2,491,331)
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	9,133,419	743,557	10,600,721	(2,366,172)

Total trading results allocated from Trading Company	24,592,198	(9,069,558)	35,652,880	(4,857,503)

Net income (loss)	$21,630,196	$(13,108,304)	$29,311,988	$(13,077,221)

Net income (loss) allocation from Trading Company
Class A	$20,703,826	$(12,646,095)	$28,022,917	$(12,691,678)

Class D	$451,746	$(232,055)	$624,088	$(196,123)

Class Z	$474,624	$(230,154)	$664,983	$(189,420)

Net asset value per unit
Class A	$841.01	$724.24	$841.01	$724.24

Class D	$817.19	$689.94	$817.19	$689.94

Class Z	$890.55	$746.34	$890.55	$746.34

Net income (loss) per unit*
Class A	$77.57	($39.29)	$104.06	($39.69)

Class D	$77.62	($33.27)	$107.23	($29.60)

Class Z	$86.05	($34.50)	$119.68	($29.08)

Weighted average units outstanding
Class A	267,070.191	324,845.213	270,571.177	328,846.017

Class D	5,819.883	8,612.250	5,819.883	9,195.143

Class Z	5,530.262	6,656.007	5,589.102	6,758.177

*	Based on change in net asset value per unit.

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2013	$203,521,796	276,167.845	$4,131,876	5,819.883	$4,418,504	5,731.879	$212,072,176	287,719.607
Subscriptions - Limited Partners	17,836,939	22,992.461	0	0	0	0	17,836,939	22,992.461
Net income (loss)	28,022,917	0	624,088	0	664,983	0	29,311,988	0
Redemptions - Limited Partners	(25,505,594)	(32,962.583)	0	0	(181,491)	(227.446)	(25,687,085)	(33,190.029)

Partners’ Capital at June 30, 2014	$223,876,058	266,197.723	$4,755,964	5,819.883	$4,901,996	5,504.433	$233,534,018	277,522.039

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2012	$254,758,737	333,484.211	$6,894,422	9,581.734	$5,408,195	6,974.502	$267,061,354	350,040.447
Subscriptions - Limited Partners	16,841,319	22,006.483	141,247	196.302	91,733	117.742	17,074,299	22,320.527
Net income (loss)	(12,691,678)	0	(196,123)	0	(189,420)	0	(13,077,221)	0
Redemptions - Limited Partners	(34,013,757)	(44,967.390)	(2,699,371)	(3,777.265)	(439,054)	(565.112)	(37,152,182)	(49,309.767)

Partners’ Capital at June 30, 2013	$224,894,621	310,523.304	$4,140,175	6,000.771	$4,871,454	6,527.132	$233,906,250	323,051.207

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

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

Effective April 1, 2014, the monthly ongoing placement agent fee for Class A was reduced from an annual rate of 3.0% to an annual rate of 2.0%.

At June 30, 2014, the Partnership owned approximately 76.5% of the Trading Company. At December 31, 2013, the Partnership owned approximately 69.3% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each limited partner of the Partnership (each, a “Limited Partner”) share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no limited partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or losses, if any.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at June 30, 2014 and December 31, 2013, and the results of its operations for the three and six months ended June 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. You should read these financial statements together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2014 and December 31, 2013, and Statements of Income and Expenses and Changes in Members’ Capital for the three and six months ended June 30, 2014 and 2013 are presented below:

BHM I, LLC

Statements of Financial Condition

	(Unaudited) June 30, 2014	December 31, 2013
Assets:
Equity in trading account:
Unrestricted cash	$247,366,964	$265,338,000
Restricted cash	38,318,495	40,048,892

Total cash	285,685,459	305,386,892

Net unrealized gain (loss) on open contracts (MS&Co.)	18,330,791	4,943,325

Options purchased, (premiums paid $6,856,190 and $5,954,505, respectively)	6,672,521	4,873,395

Total trading equity	310,688,771	315,203,612
Expense reimbursements	10,660	11,575

Total assets	$310,699,431	$315,215,187

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $3,077,096 and $1,802,311, respectively)	$2,463,880	$1,151,355
Accrued management fees	492,748	443,730
Accrued incentive fees	74,352	15
Brokerage commissions payable (MS&Co.)	10,333	10,014
Accrued administrative fees	1,955	2,231

Total liabilities	3,043,268	1,607,345

Members’ Capital:
Non-Managing Members	307,656,163	313,607,842

Total members’ capital	307,656,163	313,607,842

Total liabilities and members’ capital	$310,699,431	$315,215,187

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

June 30, 2014

(Unaudited)

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$21,696,195	7.05
Equity	(475,871)	(0.16)
Foreign currency	78,488	0.03

Total Futures and Forward Contracts Purchased	21,298,812	6.92

Futures and Forward Contracts Sold
Commodity	(1,789,422)	(0.58)
Equity	(5,530)	(0.00)*
Foreign currency	(662,229)	(0.22)
Interest rate	(72,315)	(0.02)

Total Futures and Forward Contracts Sold	(2,529,496)	(0.82)

Unrealized Currency Loss	(438,525)	(0.14)

Net fair value	$18,330,791	5.96

Options Contracts
Options purchased on Futures Contracts	$6,672,521	2.17
Options written on Futures Contracts	$(2,463,880)	(0.80)

*	Due to rounding

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

BHM I, LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Investment income:
Interest income (MS&Co.)	$—	$—	$—	$—

Expenses:
Management fees	1,441,889	1,565,947	2,790,328	3,214,088
Brokerage, clearing and transaction fees	276,113	286,742	521,229	495,654
Incentive fees	74,352	—	97,500	—
Administrative fees	5,825	4,400	12,206	8,664

Total expenses	1,798,179	1,857,089	3,421,263	3,718,406
Expense reimbursements	(37,407)	(43,006)	(73,476)	(75,332)

Net expenses	1,760,772	1,814,083	3,347,787	3,643,074

Net investment loss	(1,760,772)	(1,814,083)	(3,347,787)	(3,643,074)

Trading results:
Trading profit (loss):
Net realized	20,408,747	(14,200,273)	33,923,134	(3,545,367)
Net change in unrealized	12,146,018	1,071,690	14,247,167	(3,344,124)

Total trading results	32,554,765	(13,128,583)	48,170,301	(6,889,491)

Net income (loss)	$30,793,993	$(14,942,666)	$44,822,514	$(10,532,565)

Net income (loss) allocation
Non managing members	$30,793,993	$(14,942,666)	$44,822,514	$(10,532,565)

	Managing Member	Non-Managing Members	Total
Members’ Capital, December 31, 2013	$—	$313,607,842	$313,607,842
Capital Contributions	—	1,441,327	1,441,327
Net income	—	44,822,514	44,822,514
Capital withdrawals	—	(52,215,520)	(52,215,520)

Members’ Capital, June 30, 2014	$—	$307,656,163	$307,656,163

Members’ Capital, December 31, 2012	$—	$400,129,363	$400,129,363
Capital Contributions	—	255,770,099	255,770,099
Net loss	—	(10,532,565)	(10,532,565)
Capital withdrawals	—	(297,981,345)	(297,981,345)

Members’ Capital, June 30, 2013	$—	$347,385,552	$347,385,552

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per Unit for each Class for the three and six months ended June 30, 2014 and 2013 were as follows:

Financial Highlights:	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses) [1]	$83.70	$83.55	$92.50	($33.44)	($27.72)	($28.50)
Net investment income (loss) [2]	(6.13)	(5.93)	(6.45)	(5.85)	(5.55)	(6.00)

Increase (decrease) for the period	77.57	77.62	86.05	(39.29)	(33.27)	(34.50)
Net asset value per Unit, beginning of period	763.44	739.57	804.50	763.53	723.21	780.84

Net asset value per Unit, end of period	$841.01	$817.19	$890.55	$724.24	$689.94	$746.34

Financial Highlights:	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses) [1]	$115.99	$118.77	$132.22	($27.85)	($18.39)	($16.98)
Net investment income (loss) [2]	(11.93)	(11.54)	(12.54)	(11.84)	(11.21)	(12.10)

Increase (decrease) for the period	104.06	107.23	119.68	(39.69)	(29.60)	(29.08)
Net asset value per Unit, beginning of period	736.95	709.96	770.87	763.93	719.54	775.42

Net asset value per Unit, end of period	$841.01	$817.19	$890.55	$724.24	$689.94	$746.34

[1]	Includes clearing fees and ongoing placement agent fees, if applicable to Class.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees of Class A for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $88.35, $(27.18), $126.87 and $(15.37), respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees of Class D for the three months ended June 30, 2014 and 2013 and for the six months ended June 30,2014 and 2013 were $85.69, $(25.82), $122.85 and $(14.73), respectively.

Net realized and unrealized gains (losses) excluding clearing fees of Class Z for the three months ended June 30, 2014 and 2013 and for the six months ended June 30,2014 and 2013 were $93.29, $(27.90), $133.65 and $(15.95), respectively.

[2]	Excludes clearing fees and ongoing placement agent fees, if applicable to Class.

Total expenses including ongoing selling agent fees and clearing fees of Class A for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $(10.78), $(12.11), $(22.81), and $(24.32), respectively.

Total expenses including ongoing selling agent fees and clearing fees of Class D for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $(8.07), $(7.45) and $(15.62) and $(14.87), respectively.

Total expenses including clearing fees of Class Z for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 and 2013 were $(7.24), $(6.60), $(13.97), $(13.13), respectively.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets: [3]
Net investment income (loss)	(5.5)%	(4.2)%	(3.4)%	(6.6)%	(4.5)%	(3.4)%
Incentive fees allocated from the Trading company	—%	—%	—%	—%	—%	—%

Net investment income (loss) before incentive fees [4]	(5.5)%	(4.2)%	(3.4)%	(6.6)%	(4.5)%	(3.4)%

Operating expenses	5.5%	4.2%	3.4%	6.6%	4.5%	3.4%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses	5.5%	4.2%	3.4%	6.6%	4.5%	3.4%

Total return:
Total return before incentive fees	10.2%	10.5%	10.7%	(5.1)%	(4.6)%	(4.4)%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	10.2%	10.5%	10.7%	(5.1)%	(4.6)%	(4.4)%

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets: [3]
Net investment income (loss)	(6.0)%	(4.2)%	(3.4)%	(6.6)%	(4.4)%	(3.3)%
Incentive fees allocated from the Trading company	—%	—%	—%	—%	—%	—%

Net investment income (loss) before incentive fees [4]	(6.0)%	(4.2)%	(3.4)%	(6.6)%	(4.4)%	(3.3)%

Operating expenses	6.0%	4.2%	3.4%	6.6%	4.4%	3.3%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses	6.0%	4.2%	3.4%	6.6%	4.4%	3.3%

Total return:
Total return before incentive fees	14.1%	15.1%	15.5%	(5.2)%	(4.1)%	(3.8)%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	14.1%	15.1%	15.5%	(5.2)%	(4.1)%	(3.8)%

[3]	Annualized (other than incentive fees).

[4]	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average net assets.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Financial Highlights of the Trading Company:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Ratios to average Members’ Capital: (1)
Net investment loss(2)	(2.37)%	(1.98)%	(2.26)%	(1.94)%
Expenses before incentive fees(2)	2.35%	1.98%	2.23%	1.94%
Expenses after incentive fees(2)	2.37%	1.98%	2.26%	1.94%
Total return before incentive fees	11.04%	(4.08)%	16.28%	(3.06)%
Total return after incentive fees	11.02%	(4.08)%	16.24%	(3.06)%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

3. Trading Activities:

The Partnership’s pro rata share of the results of the Trading Company’s trading activities is shown in the Statements of Income and Expenses.

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

The following tables summarize the valuation of the Trading Company’s investments as of June 30, 2014 and December 31, 2013, respectively.

Offsetting of Derivative Assets and Liabilities as of June 30, 2014:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross amounts not offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$31,665,856	$(12,320,199)	$19,345,657	$—	$—	$19,345,657
Forwards	78,488	(78,488)	—	—	—	—
Options purchased	6,672,521	—	6,672,521	(2,463,880)	—	4,208,641

Total Assets	38,416,865	(12,398,687)	26,018,178	(2,463,880)	—	25,554,298

Liabilities
Futures	$(12,320,199)	$12,320,199	$—	$—	$—	$—
Forwards	(654,829)	78,488	(576,341)	—	—	(576,341)
Options written	(2,463,880)	—	(2,463,880)	(2,463,880)	—	—

Total Liabilities	(15,438,908)	12,398,687	(3,040,221)	(2,463,880)	—	(576,341)

Unrealized currency loss						(438,525)

Net fair value						$22,539,432

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

(Unaudited)

Offsetting of Derivative Assets and Liabilities as of December 31, 2013:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross amounts not offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$16,690,128	$(10,932,949)	$5,757,179	$—	$—	$5,757,179
Options purchased	4,873,395	—	4,873,395	(1,151,355)	—	3,722,040

Total Assets	21,563,523	(10,932,949)	10,630,574	(1,151,355)	—	9,479,219

Liabilities
Futures	$(10,932,949)	$10,932,949	$—	$—	$—	$—
Options written	(1,151,355)	—	(1,151,355)	1,151,355	—	—

Total Liabilities	(12,084,304)	10,932,949	(1,151,355)	1,151,355	—	—

Unrealized currency loss						(813,854)

Net fair value						$8,665,365

The effect of trading activities on the Statements of Financial Condition as of June 30, 2014 and December 31, 2013:

June 30, 2014

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for six months (absolute quantity)
Commodity	$26,691,376	$(4,995,181)	$4,966,730	$(6,756,152)	$19,906,773	21,330
Equity	7,750	(483,621)	—	(5,530)	(481,401)	1,365
Foreign currency	78,488	—	—	(662,229)	(583,741)	201
Interest rates	—	—	—	(72,315)	(72,315)	238

Total	$26,777,614	$(5,478,802)	$4,966,730	$(7,496,226)	$18,769,316

Unrealized currency loss					(438,525)

Total net unrealized gain on open contracts					$18,330,791 *

			Average number of contracts outstanding for the six months (absolute quantity)
Option Contracts at Fair Value
Options purchased	6,672,521	**	4,691
Options written	(2,463,880	)***	1,873

*	This amount is in “Total net unrealized gain on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2014 and 2013.

Sector	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014		For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
Commodity	$34,264,439		$52,246,838		$(10,852,289)		$(999,180)
Equity	973,608		1,791,462		(1,164,058)		(1,293,272)
Foreign currency	(2,155,973)		(5,285,437)		(3,627,735)		(2,245,438)
Interest rates	(833,839)		(957,891)		2,592,338		(2,765,976)
Unrealized currency gain (loss)	306,530		375,329		(76,839)		414,375

Total	$32,554,765	****	$48,170,301	****	$(13,128,583	)****	$(6,889,491	)****

****	This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses and Changes in Members’ Capital.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and twelve months ended December 31, 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

	June 30, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$235,307,659	$—	$235,307,659	$—

Net fair value	$235,307,659	$—	$235,307,659	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$217,368,680	$—	$217,368,680	$—

Net fair value	$217,368,680	$—	$217,368,680	$—

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

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

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2014 and December 31, 2013, the Trading Company did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	June 30, 2014
Assets
Futures	$31,665,856	$—	n/a	$31,665,856
Forwards	—	78,488	n/a	78,488
Options Purchased	6,672,521	—	n/a	6,672,521

Total Assets	$38,338,377	$—	n/a	$38,416,865

Liabilities
Futures	$12,320,199	$—	n/a	$12,320,199
Forwards	—	654,829	n/a	654,829
Options Written	2,463,880	—	n/a	2,463,880

Total Liabilities	$14,784,079	$654,829	n/a	$15,438,908

Unrealized currency loss				(438,525)

*Net fair value	$23,554,298	$(576,341)	n/a	$22,539,432

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2014

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

June 30, 2014

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

June 30, 2014

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended June 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2014 and December 31, 2013, the Trading Company did not hold any derivative instruments for which market quotations were not readily available, and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the six months ended June 30, 2014 and twelve months ended December 31, 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

June 30, 2014

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2014.

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

For the six months ended June 30, 2014, Partnership’s capital increased 10.1% from $212,072,176 to $233,534,018. This increase was attributable to the subscriptions of 22,992.461 Units totaling $17,836,939, coupled with net income of $29,311,988, which was partially offset by the redemptions of 33,190,029 Units totaling $25,687,085. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.

The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of units and distributions of profits, if any.

For the six months ended June 30, 2014, the Trading Company’s capital decreased 1.9% from $313,607,842 to $ 307,656,163. This decrease was attributable to the withdrawals of $52,215,520 which was partially offset by the net income of $44,822,514, coupled with the contributions of $1,441,327. Future withdrawals can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2014, the net asset value per Unit for Class A increased 10.2% from $763.44 to $841.01, as compared to a decrease of 5.1% in the second quarter of 2013. During the Partnership’s second quarter of 2014, the net asset value per Unit for Class D increased 10.5% from $739.57 to $817.19, as compared a decrease of 4.6% in the second quarter of 2013. During the Partnership’s second quarter of 2014, the net asset value per Unit for Class Z increased 10.7% from $804.50 to $890.55, as compared to a decrease of 4.4% in the second quarter of 2013. The Partnership, through its investment in the Trading Company, experienced a net trading gain in the second quarter of 2014 of $24,592,198. Gains were primarily attributable to the Trading Company’s trading in commodities and equities and were partially offset by losses in currencies and interest rates. The Partnership, through its investment in the Trading Company, experienced a net trading loss in the second quarter of 2013 of $9,069,558. Losses were primarily attributable to the Trading Company’s trading in commodities, equities and currencies and were partially offset by gains in interest rates.

The most significant gains were experienced within the metals markets during April and May from long positions in palladium futures as prices increased after tensions between Russia and Ukraine raised concern of a possible supply disruption from Russia. Additional gains were achieved during June from long positions in copper futures as prices rallied in the second half of the month after a Purchasing Manager’s Index report in China indicated a resurgence of the Asian nation’s manufacturing base. Within the agricultural markets, gains were recorded primarily during May from long positions in cocoa futures as prices moved higher as speculation mounted that global chocolate demand would far outstrip supplies coming to the market. Additional gains in this sector were experienced during June from short positions in soybean futures as prices declined after favorable weather throughout much of the U.S. Midwest boosted soybean plantings to near record levels. Within the energy markets, gains were achieved primarily during June from long positions in crude oil futures as prices increased after reports from the U.S. Energy Information Agency indicated U.S. crude oil stockpiles declined during the month. Additional gains were recorded within the global stock index sector during May from long positions in European and U.S. equity index futures as prices advanced as U.S. durable goods orders climbed and investors speculated the economy is improving following a contraction in the first quarter. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the global interest rate markets primarily during May from short positions in U.S. Treasury note futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Within the currency sector, losses were experienced during June from short positions in the euro versus the U.S. dollar as the relative value of the European currency advanced after reports indicated the U.S. economy contracted during the first quarter of the year.

During the six months ended June 30, 2014, the net asset value per Unit for Class A increased 14.1% from $736.95 to $841.01, as compared to a decrease of 5.2% in the same period of 2013. During the six months ended June 30, 2014, the net asset value per Unit for Class D increased 15.1% from $709.96 to $817.19, as compared a decrease of 4.1% in the same period of 2013. During the six months ended June 30, 2014, the net asset value per Unit for Class Z increased 15.5% from $770.87 to $890.55, as compared to a decrease of 3.8% in the same period of 2013. The Partnership, through its investment in the Trading Company experienced a net trading gain in the six months ended June 30, 2014 of $35,652,880. Gains were primarily attributable to the Trading Company’s trading in commodities and equities and were partially offset by losses in currencies and interest rates. The Partnership, through its investment in the Trading Company experienced a net trading loss in the six months ended June 30, 2013 of $4,857,503. Losses were primarily attributable to the Trading Company’s trading in commodities, currencies, interest rates and equities.

The most significant gains were achieved within the metals sector during February, March, April, and May from long positions in palladium futures as prices advanced on concern that sanctions against Russia, the world’s biggest supplier of the metal, would trim supplies. This supply threat coincided with a miners strike in South Africa, the world’s second-biggest palladium producer. Within the energy sector, gains were experienced during June from long positions in crude oil futures as prices rallied on reports of declining U.S. crude oil stockpiles. Additional gains in the energy markets were recorded during February from long positions in crude oil and its related products as prices rose following signs of increased demand spurred by an improving U.S. economy. Within the agricultural sector, gains were experienced during January from long positions in cocoa futures as prices advanced to the highest level in more than 28 months after crop threats in Indonesia added to supply concerns. Gains were also recorded in the agricultural sector during May from long positions in cocoa futures as prices rallied after industry reports indicated that the global supply shortfall would continue for the foreseeable future. Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. consumer confidence and speculation the Federal Reserve would continue to support the U.S. economy. The Partnership’s trading gains for the first six months of the year were partially offset by trading losses within the currency sector during February from long positions in the euro versus the U.S. dollar as the value of the euro declined after reports showed German industrial confidence declined during the previous quarter. Within the global interest rate sector, losses were incurred during May from short positions in U.S. Treasury note futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Additional losses were recorded during January from short positions in U.S. fixed income futures as prices advanced amid increasing demand for the relative “safety” of U.S. government debt.

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

Effective July 1, 2012, MS&Co. credits the Trading Company on 100% of the average daily equity maintained in cash in the Trading Company’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. There was no interest income earned allocated from the Trading Company for the three and six months ended June 30, 2014 and 2013. The amount of interest income earned by the Partnership depends on the average daily equity in the Trading Company over which neither the Partnership/Trading Company nor MS&Co. has control.

Placement agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The placement agent fees for the three and six months ended June 30, 2014 decreased $799,923 and $1,196,796, as compared to the corresponding periods in 2013. The decrease in placement agent fees is due to lower average net assets and a reduction of the placement agent fee for Class A Units during the three and six months ended June 30, 2014, as compared to the corresponding periods in 2013.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership. Administrative expenses for the three and six months ended June 30, 2014 decreased $97,670 and $237,925, as compared to the corresponding periods in 2013.

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

Quantifying the Trading Company Trading Value at Risk

The following quantitative disclosures regarding the Trading Company’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). All quantitative disclosures in this section are deemed to be forward-looking statements for purpose of the safe harbor, except for the statements of historical fact.

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

The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Company’s market risk exposures and on an aggregate basis at June 30, 2014 and December 31, 2013.

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

As of June 30, 2014, the Trading Company’s total capitalization was $307,656,163, and the Partnership owned approximately 76.5% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of June 30, 2014 was as follows:

June 30, 2014

			Three months ended June 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$30,469,024	9.90%	$37,566,624	$19,951,586	$28,861,818
Equity	1,701,473	0.55%	3,610,669	1,439,980	3,112,692
Interest Rate	279,290	0.09%	1,084,042	20,768	378,044
Currency	2,695,022	0.88%	3,104,822	122,650	2,167,849

Total	$35,144,809	11.42%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013. On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2014, there were subscriptions of 16,490.062 Units of Class A totaling $12,970,298. The Units were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	5,754.544	$768.37	53.779	$811.05	N/A	N/A
May 1, 2014 - May 31, 2014	5,166.835	$810.25	11.854	$856.60	N/A	N/A
June 1, 2014 - June 30, 2014	2,108.942	$841.01	—	$890.55	N/A	N/A
	13,030.321	$796.73	65.633	$819.28	N/A	N/A

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

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

Managed Futures Premier BHM L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Alper Daglioglu
Alper Daglioglu
President and Director

Date: August 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: August 13, 2014