Form 10-Q
period 2014-09-30
Managed Futures Premier BHM L.P.
filed 2014-11-13
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes      No X

As of October 31, 2014, 266,026.056 Limited Partnership Redeemable Units Class A were outstanding, 5,819.883 Limited Partnership Redeemable Units Class D were outstanding and 2,137.155 Limited Partnership Redeemable Units Class Z were outstanding.

MANAGED FUTURES PREMIER BHM L.P.

FORM 10-Q

PART I

Item1. Financial Statements

Managed Futures Premier BHM L.P.

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013
Assets:
Investment in Trading Company, at fair value	$228,040,651	$217,368,680

Total assets	$228,040,651	$217,368,680

Liabilities and Partners’ Capital
Liabilities:
Redemptions payable to General Partner	$436,316	$0
Redemptions payable to Limited Partners	2,401,743	5,296,504

Total liabilities	2,838,059	5,296,504

Partners’ Capital:
General Partner, Class Z (2,870.787 and 3,373.305 unit equivalents outstanding at September 30, 2014 and December 31, 2013, respectively)	2,492,583	2,600,380
Limited Partners, Class A (265,014.318 and 276,167.845 units outstanding at September 30, 2014 and December 31, 2013, respectively)	216,205,985	203,521,796
Limited Partners, Class D (5,819.883 units outstanding at September 30, 2014 and December 31, 2013)	4,628,124	4,131,876
Limited Partners, Class Z (2,160.533 and 2,358.574 units outstanding at September 30, 2014 and December 31, 2013, respectively)	1,875,900	1,818,124

Total Partners’ Capital	225,202,592	212,072,176

Total liabilities and Partners’ Capital	$228,040,651	$217,368,680

Net asset value per Unit:
Class A	$815.83	$736.95

Class D	$795.23	$709.96

Class Z	$868.26	$770.87

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income:
Interest income allocated from Trading Company	$0	$0	$0	$0

Expenses:
Expenses allocated from Trading Company	1,407,175	1,332,723	3,939,631	4,299,994
Ongoing Placement Agent fees	1,158,970	1,707,815	3,757,354	5,503,175
Administrative fees	599,686	589,390	1,678,211	1,905,840
Other	76,539	54,286	208,066	194,923

Total expenses	3,242,370	3,684,214	9,583,262	11,903,932

Net investment income (loss)	(3,242,370)	(3,684,214)	(9,583,262)	(11,903,932)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	14,820,411	3,069,052	39,872,570	577,721
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	(18,557,040)	9,563,265	(7,956,319)	7,197,093

Total trading results allocated from Trading Company	(3,736,629)	12,632,317	31,916,251	7,774,814

Net income (loss)	$(6,978,999)	$8,948,103	$22,332,989	$(4,129,118)

Net income (loss) allocation from Trading Company
Class A	$(6,726,762)	$8,545,145	$21,296,155	$(4,146,533)

Class D	$(127,840)	$179,068	$496,248	$(17,055)

Class Z	$(124,397)	$223,890	$540,586	$34,470

Net asset value per unit
Class A	$815.83	$751.90	$815.83	$751.90

Class D	$795.23	$720.27	$795.23	$720.27

Class Z	$868.26	$780.59	$868.26	$780.59

Net income (loss) per unit*
Class A	$(25.18)	$27.66	$78.88	$(12.03)

Class D	$(21.96)	$30.33	$85.27	$0.73

Class Z	$(22.29)	$34.25	$97.39	$5.17

Weighted average units outstanding
Class A	267,778.086	309,593.130	269,640.147	322,428.388

Class D	5,819.883	5,905.475	5,819.883	8,098.587

Class Z	5,534.216	6,547.896	5,570.806	6,687.896

*	Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2013	$203,521,796	276,167.845	$4,131,876	5,819.883	$4,418,504	5,731.879	$212,072,176	287,719.607
Subscriptions - Limited Partners	24,357,318	30,584.221	0	0	55,290	59.943	24,412,608	30,644.164
Net income (loss)	21,296,155	0	496,248	0	540,586	0	22,332,989	0
Redemptions - Limited Partners	(32,969,284)	(41,737.748)	0	0	(209,581)	(257.984)	(33,178,865)	(41,995.732)
Redemptions - General Partner	0	0	0	0	(436,316)	(502.518)	(436,316)	(502.518)

Partners’ Capital at September 30, 2014	$216,205,985	265,014.318	$4,628,124	5,819.883	$4,368,483	5,031.320	$225,202,592	275,865.521

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2012	$254,758,737	333,484.211	$6,894,422	9,581.734	$5,408,195	6,974.502	$267,061,354	350,040.447
Subscriptions - Limited Partners	23,849,503	31,537.588	141,247	196.302	116,733	150.346	24,107,483	31,884.236
Net income (loss)	(4,146,533)	0	(17,055)	0	34,470	0	(4,129,118)	0
Redemptions - Limited Partners	(51,938,704)	(69,072.325)	(2,826,730)	(3,958.153)	(678,712)	(872.278)	(55,444,146)	(73,902.756)

Partners’ Capital at September 30, 2013	$222,523,003	295,949.474	$4,191,884	5,819.883	$4,880,686	6,252.570	$231,595,573	308,021.927

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

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

Ceres Managed Futures LLC, a Delaware limited liability company, serves as the Partnership’s general partner (the “General Partner” or “Ceres”) and commodity pool operator. Demeter Management LLC (“Demeter”) previously served as the Partnership’s general partner. Demeter was merged into Ceres effective December 1, 2010. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is wholly-owned indirectly by Morgan Stanley. Prior to June 28, 2013, Citigroup was the indirect minority owner of MSSBH.

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

On February 1, 2011, the Units offered pursuant to the Partnership’s limited partnership agreement, as amended from time to time (the “Limited Partnership Agreement”), were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. In addition, beginning on February 1, 2011, Class D Units were offered. Beginning August 1, 2011, Class Z Units were offered to certain employees of Morgan Stanley Smith Barney LLC and its affiliates (and their family members). Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a limited partner of the Partnership (each a “Limited Partner” or collectively the “Limited Partners”) receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

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

At September 30, 2014, the Partnership owned approximately 76.7% of the Trading Company. At December 31, 2013, the Partnership owned approximately 69.3% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments, and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each Limited Partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or losses, if any.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Partnership’s financial condition at September 30, 2014 and December 31, 2013, and the results of its operations for the three and nine months ended September 30, 2014 and 2013. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2013.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2014 and December 31, 2013, and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2014 and 2013 are presented below:

BHM I, LLC

Statements of Financial Condition

	(Unaudited) September 30, 2014	December 31, 2013
Assets:
Equity in trading account:
Unrestricted cash	$265,550,179	$265,338,000
Restricted cash	31,028,330	40,048,892

Total cash	296,578,509	305,386,892

Net unrealized gain (loss) on open contracts	(10,354,706)	4,943,325

Options purchased, (premiums paid $10,265,433 and $5,954,505, respectively)	12,869,660	4,873,395

Total trading equity	299,093,463	315,203,612
Expense reimbursements	14,720	11,575

Total assets	299,108,183	$315,215,187

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $3,448,987 and $1,802,311, respectively)	$1,141,578	$1,151,355
Accrued management fees	524,653	443,730
Brokerage commissions payable	16,927	10,014
Accrued administrative fees	2,146	2,231
Accrued incentive fees	37	15

Total liabilities	1,685,341	1,607,345

Members’ Capital:
Non-Managing Members	297,422,842	313,607,842

Total members’ capital	297,422,842	313,607,842

Total liabilities and members’ capital	$299,108,183	$315,215,187

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

September 30, 2014

(Unaudited)

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$(32,739,202)	(11.00)%
Equity	42,201	0.01
Foreign currency	(355,569)	(0.12)

Total Futures and Forward Contracts Purchased	(33,052,570)	(11.11)

Futures and Forward Contracts Sold
Commodity	19,825,417	6.67
Foreign currency	4,000,783	1.34
Interest rate	(2,812)	(0.00)*

Total Futures and Forward Contracts Sold	23,823,388	8.01

Unrealized Currency Loss	(1,125,524)	(0.38)

Net fair value	$(10,354,706)	(3.48)%

Options Contracts
Options purchased on Futures Contracts	$12,869,660	4.33%
Options written on Futures Contracts	$(1,141,578)	(0.38)%

*	Due to rounding

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

BHM I, LLC

Statements of Income and Expenses and Changes in Members’ Capital

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income:
Interest income	$—	$—	$—	$—

Expenses:
Management fees	1,570,959	1,442,143	4,361,287	4,656,231
Brokerage, clearing and transaction fees	276,686	228,000	797,915	723,654
Administrative fees	6,433	6,472	18,639	15,136
Incentive fees	37	21,417	97,537	21,417

Total expenses	1,854,115	1,698,032	5,275,378	5,416,438
Expense reimbursements	(35,105)	(34,317)	(108,581)	(109,649)

Net expenses	1,819,010	1,663,715	5,166,797	5,306,789

Net investment loss	(1,819,010)	(1,663,715)	(5,166,797)	(5,306,789)

Trading results:
Trading profit (loss):
Net realized	19,521,649	4,275,702	53,444,783	730,335
Net change in unrealized	(24,203,408)	13,994,385	(9,956,241)	10,650,261

Total trading results	(4,681,759)	18,270,087	43,488,542	11,380,596

Net income (loss)	$(6,500,769)	$16,606,372	$38,321,745	$6,073,807

	Managing Member	Non-Managing Members	Total
Members’ Capital, December 31, 2013	$—	$313,607,842	$313,607,842
Capital Contributions	—	5,984,868	5,984,868
Net income	—	38,321,745	38,321,745
Capital withdrawals	—	(60,491,613)	(60,491,613)

Members’ Capital, September 30, 2014	$—	$297,422,842	$297,422,842

Members’ Capital, December 31, 2012	$—	$400,129,363	$400,129,363
Capital Contributions	—	257,750,677	257,750,677
Net Income	—	6,073,807	6,073,807
Capital withdrawals	—	(321,667,797)	(321,667,797)

Members’ Capital, September 30, 2013	$—	$342,286,050	$342,286,050

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

2. Financial Highlights:

Changes in the net asset value per Unit for each Class for the three and nine months ended September 30, 2014 and 2013 were as follows:

Financial Highlights:	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)(1)	$(18.48)	$(15.44)	$(15.19)	$33.30	$35.72	$40.08
Net investment loss(2)	(6.70)	(6.52)	(7.10)	(5.64)	(5.39)	(5.83)

Increase (decrease) for the period	(25.18)	(21.96)	(22.29)	27.66	30.33	34.25
Net asset value per Unit, beginning of period	841.01	817.19	890.55	724.24	689.94	746.34

Net asset value per Unit, end of period	$815.83	$795.23	$868.26	$751.90	$720.27	$780.59

Financial Highlights:	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)(1)	$97.51	$103.33	$117.03	$5.45	$17.33	$23.10
Net investment loss(2)	(18.63)	(18.06)	(19.64)	(17.48)	(16.60)	(17.93)

Increase (decrease) for the period	78.88	85.27	97.39	(12.03)	0.73	5.17
Net asset value per Unit, beginning of period	736.95	709.96	770.87	763.93	719.54	775.42

Net asset value per Unit, end of period	$815.83	$795.23	$868.26	$751.90	$720.27	$780.59

(1)	Includes clearing fees and ongoing Placement Agent fees, if applicable to Class.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees of Class A for the three and nine months ended September 30, 2014 and 2013 were $(13.43), $39.28, $113.44 and $23.91, respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees of Class D for the three and nine months ended September 30, 2014 and 2013 were $(13.14), $37.50, $109.71 and $22.77, respectively.

Net realized and unrealized gains (losses) excluding clearing fees of Class Z for the three and nine months ended September 30, 2014 and 2013 were $(14.39), $40.59, $119.26 and $24.64, respectively.

(2)	Excludes clearing fees and ongoing Placement Agent fees, if applicable to Class.

Total expenses including ongoing selling agent fees and clearing fees of Class A for the three and nine months ended September 30, 2014 and 2013 were $(11.75), $(11.62), $(34.56), and $(35.94), respectively.

Total expenses including ongoing selling agent fees and clearing fees of Class D for the three and nine months ended September 30, 2014 and 2013 were $(8.82), $(7.17), $(24.44) and $(22.04), respectively.

Total expenses including clearing fees of Class Z for the three and nine months ended September 30, 2014 and 2013 were $(7.90), $(6.34), $(21.87), $(19.47), respectively.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets:(3)
Net investment income (loss)	(5.6)%	(4.2)%	(3.9)%	(6.4)%	(4.1)%	(3.2)%
Incentive fees allocated from the Trading company	—%	—%	—%	—%	—%	—%

Net investment income (loss) before incentive fees(4)	(5.6)%	(4.2)%	(3.9)%	(6.4)%	(4.1)%	(3.2)%

Operating expenses	5.6%	4.2%	3.9%	6.4%	4.1%	3.2%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses	5.6%	4.2%	3.9%	6.4%	4.1%	3.2%

Total return:
Total return before incentive fees	(3.0)%	(2.7)%	(2.5)%	3.8%	4.4%	4.6%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	(3.0)%	(2.7)%	(2.5)%	3.8%	4.4%	4.6%

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets:(3)
Net investment income (loss)	(5.9)%	(4.2)%	(3.8)%	(6.5)%	(4.2)%	(3.1)%
Incentive fees allocated from the Trading company	—%	—%	—%	—%	—%	—%

Net investment income (loss) before incentive fees(4)	(5.9)%	(4.2)%	(3.8)%	(6.5)%	(4.2)%	(3.1)%

Operating expenses	5.9%	4.2%	3.8%	6.5%	4.2%	3.1%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses	5.9%	4.2%	3.8%	6.5%	4.2%	3.1%

Total return:
Total return before incentive fees	10.7%	12.0%	12.6%	(1.6)%	0.1%	0.7%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	10.7%	12.0%	12.6%	(1.6)%	0.1%	0.7%

(3)	Annualized (other than incentive fees).

(4)	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

The above ratios may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Financial Highlights of the Trading Company:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Ratios to average Members’ Capital: (1)
Net investment loss(2)	(2.30)%	(1.92)%	(2.29)%	(1.94)%
Expenses before incentive fees(2)	2.30%	1.92%	2.25%	1.93%
Expenses after incentive fees(2)	2.30%	1.92%	2.29%	1.94%
Total return before incentive fees	(2.22)%	4.97%	13.70%	1.76%
Total return after incentive fees	(2.22)%	4.97%	13.67%	1.76%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

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

The following tables summarize the valuation of the Trading Company’s investments as of September 30, 2014 and December 31, 2013, respectively.

Offsetting of Derivative Assets and Liabilities as of September 30, 2014:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross amounts not offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$15,390,825	$(15,390,825)	$—	$—	$—	$—
Forwards	18,420,472	(18,420,472)	—	—	—	—
Options purchased	12,869,660	—	12,869,660	(1,141,578)	—	11,728,082

Total Assets	46,680,957	(33,811,297)	12,869,660	(1,141,578)	–	11,728,082

Liabilities
Futures	$(20,971,273)	$15,390,825	$(5,580,448)	$—	$—	$(5,580,448)
Forwards	(22,069,206)	18,420,472	(3,648,734)	—	—	(3,648,734)
Options written	(1,141,578)	—	(1,141,578)	1,141,578	—	—

Total Liabilities	(44,182,057)	33,811,297	(10,370,760)	1,141,578	—	(9,229,182)

Unrealized currency loss						(1,125,524)

Net fair value						$1,373,376

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

Offsetting of Derivative Assets and Liabilities as of December 31, 2013:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Gross amounts not offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received	Net Amount
Assets
Futures	$16,690,128	$(10,932,949)	$5,757,179	$—	$—	$5,757,179
Options purchased	4,873,395	—	4,873,395	(1,151,355)	—	3,722,040

Total Assets	21,563,523	(10,932,949)	10,630,574	(1,151,355)	—	9,479,219

Liabilities
Futures	$(10,932,949)	$10,932,949	$—	$—	$—	$—
Options written	(1,151,355)	—	(1,151,355)	1,151,355	—	—

Total Liabilities	(12,084,304)	10,932,949	(1,151,355)	1,151,355	—	—

Unrealized currency loss						(813,854)

Net fair value						$8,665,365

The effect of trading activities on the Statements of Financial Condition as of September 30, 2014 and December 31, 2013:

September 30, 2014

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for nine months (absolute quantity)
Commodity	$9,399,269	$(42,138,471)	$20,233,844	$(408,427)	$(12,913,785)	21,354
Equity	172,261	(130,060)	—	—	42,201	1,277
Foreign currency	2,432	(358,001)	4,000,783	—	3,645,214	739
Interest rates	—	—	2,708	(5,520)	(2,812)	1,016

Total	$9,573,962	$(42,626,532)	$24,237,335	$(413,947)	$(9,229,182)

Unrealized currency loss					(1,125,524)

Total net unrealized loss on open contracts					$(10,354,706)*

			Average number of contracts outstanding for the nine months (absolute quantity)
Option Contracts at Fair Value
Options purchased	12,869,660	**	4,924
Options written	(1,141,578	)***	1,765

*	This amount is in “Total net unrealized loss on open contracts” on the Trading Company’s Statements of Financial Condition.

**	This amount is in “Options purchased,” on the Trading Company’s Statements of Financial Condition.

***	This amount is in “Options written,” on the Trading Company’s Statements of Financial Condition.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

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

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2014 and 2013.

Sector	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014		For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
Commodity	$(9,832,158)		$42,414,680		$19,188,241		$18,189,061
Equity	335,172		2,126,634		647,571		(645,701)
Foreign currency	7,666,993		2,381,556		(14,033)		(2,259,471)
Interest rates	(2,164,767)		(3,122,658)		(1,132,816)		(3,898,792)
Unrealized currency loss	(686,999)		(311,670)		(418,876)		(4,501)

Total	$(4,681,759	)****	$43,488,542	****	$18,270,087	****	$11,380,596	****

****	This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses and Changes in Members’ Capital.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

4. Fair Value Measurements:

Partnership’s Investments. The Partnership values its investment in the Trading Company at its net asset value per Unit as calculated by the Trading Company. The Trading Company values its investments as described in Note 2. of the Partnership’s notes to the annual financial statements as of December 31, 2013.

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

On October 1, 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-04, “Technical Corrections and Improvements,” which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. ASU 2012-04 also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820.

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

During the nine months ended September 30, 2014 and twelve months ended December 31, 2013, there were no Level 3 assets or liabilities, and there were no transfers of assets and liabilities between Level 1 and Level 2.

	September 30, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$228,040,651	$—	$228,040,651	$—

Net fair value	$228,040,651	$—	$228,040,651	$—

	December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$217,368,680	$—	$217,368,680	$—

Net fair value	$217,368,680	$—	$217,368,680	$—

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

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

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2014 and December 31, 2013, the Trading Company did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and twelve months ended December 31, 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	September 30, 2014
Assets
Futures	$15,390,825	$—	n/a	$15,390,825
Forwards	16,786,310	1,634,162	n/a	18,420,472
Options Purchased	12,869,660	—	n/a	12,869,660

Total Assets	$45,046,795	$1,634,162	n/a	$46,680,957

Liabilities
Futures	$20,971,273	$—	n/a	$20,971,273
Forwards	21,711,223	357,983	n/a	22,069,206
Options Written	1,141,578	—	n/a	1,141,578

Total Liabilities	$43,824,074	$357,983	n/a	$44,182,057

Unrealized currency loss				(1,125,524)

*Net fair value	$1,222,721	$1,276,179	n/a	$1,373,376

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

(Unaudited)

	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2013
Assets
Futures	$16,690,128	$—	n/a	$16,690,128
Options purchased	4,873,395	—	n/a	4,873,395

Total assets	$21,563,523	$—	n/a	$21,563,523

Liabilities
Futures	$10,932,949	$—	n/a	$10,932,949
Options written	1,151,355	—	n/a	1,151,355

Total liabilities	$12,084,304	$—	n/a	$12,084,304

Unrealized currency loss				(813,854)

*Net fair value	$9,479,219	$—	n/a	$8,665,365

*	This amount comprises of the “Net unrealized gain on open contracts”, “Options purchased” and “Options written” on the Statements of Financial Condition.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2014

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Trading Company’s risk of loss in the event of a counterparty default is typically limited to the asset amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Trading Company’s risk of loss is reduced through the use of legally enforceable Trading Company netting agreements with counterparties that permit the Partnership/Trading Company to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Trading Company has credit risk and concentration risk, as MS&Co., or a MS&Co. affiliate, is the sole counterparty or broker with respect to the Partnership’s/Trading Company’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co., the Partnership’s/Trading Company’s counterparty is an exchange or clearing organization.

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

September 30, 2014

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

Partnership’s and the Trading Company’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. Management has concluded that, based on available information in the marketplace, the Trading Company Level 1 assets and liabilities are actively traded.

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the periods ended September 30, 2014 and December 31, 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3).

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2014 and December 31, 2013, the Trading Company did not hold any derivative instruments for which market quotations were not readily available, and were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the nine months ended September 30, 2014 and twelve months ended December 31, 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

September 30, 2014

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

Investment Company Status. Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on management’s assessment, the Partnership has been deemed to be an investment company since inception. It has all of the fundamental characteristics of an investment company. Although the Partnership does not possess all of the typical characteristics of an investment company, its activities are consistent with those of an investment company.

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. In general, the statute of limitations of the Partnership’s U.S. federal tax returns remains open three years after a tax return is filed. The statutes of limitations on the Partnership’s state and local tax returns may remain open for an additional year depending upon the jurisdiction. Management does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit. Net income (loss) per Unit for each Class is calculated in accordance with investment company guidance. See Note 2, “Financial Highlights.”

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that, other than as referenced in Note 1 to the financial statements, there were no subsequent events requiring adjustments of or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2014.

There are no known trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Trading Company and by expenses, interest income, subscriptions and redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2014, the Partnership’s capital increased 6.2% from $212,072,176 to $225,202,592. This increase was attributable to the subscriptions of 30,644.164 Units totaling $24,412,608, coupled with net income of $22,332,989, which was partially offset by the redemptions of 502.518 General Partner Units totaling $436,316 and redemptions of 41,995.732 of Limited Partners Units totaling $33,178,865. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.

The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2014, the Trading Company’s capital decreased 5.2% from $313,607,842 to $297,422,842. This decrease was attributable to the withdrawals of $60,491,613 which were partially offset by the net income of $38,321,745, coupled with the contributions of $5,984,868. Future withdrawals can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangement at the present time.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 6. of the Financial Statements.

The Trading Company records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Members’ Capital.

Results of Operations

During the Partnership’s third quarter of 2014, the net asset value per Unit for Class A decreased 3.0% from $841.01 to $815.83, as compared to an increase of 3.8% in the third quarter of 2013. During the Partnership’s third quarter of 2014, the net asset value per Unit for Class D decreased 2.7% from $817.19 to $795.23, as compared an increase of 4.4% in the third quarter of 2013. During the Partnership’s third quarter of 2014, the net asset value per Unit for Class Z decreased 2.5% from $890.55 to $868.26, as compared to an increase of 4.6% in the third quarter of 2013. The Partnership, through its investment in the Trading Company, experienced a net trading loss in the third quarter of 2014 of $3,736,629. Losses were primarily attributable to the Trading Company’s trading in commodities and interest rates and were partially offset by gains in currencies and equities. The Partnership, through its investment in the Trading Company, experienced a net trading gain in the third quarter of 2013 of $12,632,317. Gains were primarily attributable to the Trading Company’s trading in commodities and equities and were partially offset by losses in interest rates and currencies.

The most significant losses were experienced within the metals markets primarily during September from long positions in palladium futures as prices declined sharply on signs that European demand for the metal is faltering. Additional losses in this sector during September were recorded from long positions in platinum, nickel, and tin futures. Within the energy markets, losses were recorded during September from long positions in crude oil and heating oil as prices declined on concern global supply growth will outpace demand. Additional losses were incurred during July from long futures positions in crude oil as prices declined after an industry report showed crude stockpiles increased in the U.S. during the second quarter of 2014. Within the global interest rate sector, losses were experienced primarily during August from short positions in U.S. fixed income futures as prices advanced as resurgent financial stress in Europe spurred demand for the relative “safety” of U.S. government debt. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the agricultural sector during July, August and September from short positions in soybean futures as prices declined after a government report indicated mild summer weather in the U.S. would lead to bumper crops in the Midwest. Additional gains in this sector were recorded from long positions in cocoa futures during July, August and September as prices advanced on speculation cocoa production will continue to fail to meet current global demand. Within the currency markets, gains were achieved primarily during September from short positions in the euro versus the U.S. dollar as the value of the U.S. dollar advanced against the euro. The dollar’s strength was precipitated by the U.S. employment rate, which fell to its lowest level since 2008 and the economy added more jobs than forecast, bolstering the case for the U.S. Federal Reserve to raise interest rates next year. Additional gains in this sector were recorded during September from positions in the Brazilian real and South African rand. Within the global stock index markets, gains were experienced during September from long positions in European equity index futures as prices advanced during the first half of the month as investors speculated that the European Central Bank would boost stimulus after a report showed euro-area inflation was slowing down.

During the nine months ended September 30, 2014, the net asset value per Unit for Class A increased 10.7% from $736.95 to $815.83, as compared to a decrease of 1.6% in the same period of 2013. During the nine months ended September 30, 2014, the net asset value per Unit for Class D increased 12.0% from $709.96 to $795.23, as compared an increase of 0.1% in the same period of 2013. During the nine months ended September 30, 2014, the net asset value per Unit for Class Z increased 12.6% from $770.87 to $868.26, as compared to an increase of 0.7% in the same period of 2013. The Partnership, through its investment in the Trading Company, experienced a net trading gain in the nine months ended September 30, 2014 of $31,916,251. Gains were primarily attributable to the Trading Company’s trading in commodities, currencies and equities and were partially offset by losses in interest rates. The Partnership, through its investment in the Trading Company, experienced a net trading gain in the nine months ended September 30, 2013 of $7,774,814. Gains were primarily attributable to the Trading Company’s trading in commodities, and were partially offset by losses in currencies, interest rates and equities.

The most significant gains were achieved within the agricultural sector during January from long positions in cocoa futures as prices advanced to the highest level in more than 28 months after crop threats in Indonesia added to supply concerns. Gains were also recorded in the agricultural sector during May and September from long positions in cocoa futures as prices rallied after industry reports indicated that the global supply shortfall would continue for the foreseeable future. Within the metals sector, gains were experienced during February, March, April, May, and June from long positions in palladium futures as prices advanced on concern that sanctions against Russia, the world’s biggest supplier of the metal, would trim supplies. This supply threat coincided with a miners strike in South Africa, the world’s second-biggest palladium producer. Additional gains in this sector were achieved from long positions in copper futures during June and July. Within the currency markets, gains were recorded primarily during September from short positions in the euro versus the U.S. dollar as the value of the U.S. dollar advanced against the euro after strong economic indicators were reported in the U.S. Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. consumer confidence and speculation the Federal Reserve would continue to support the U.S. economy. Additional gains were recorded in this sector during September from long positions in European equity index futures as prices advanced during the first half of the month as investors speculated that the European Central Bank would boost stimulus after a report showed euro-area inflation was slowing down. Within the energy sector, gains were experienced during June from long positions in crude oil futures as prices rallied on reports of declining U.S. crude oil stockpiles. Additional gains in the energy markets were recorded during February from long positions in crude oil and its related products as prices rose following signs of increased demand spurred by an improving U.S. economy. The Partnership’s trading gains for the first nine months of the year were partially offset by trading losses within the global interest rate sector during August from short positions in U.S. fixed income futures as prices advanced as resurgent financial stress in Europe spurred demand for the relative “safety” of U.S. government debt. Additional losses in this sector were experienced from short positions in U.S. Treasury note futures during May.

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

Effective July 1, 2012, MS&Co. credits the Trading Company on 100% of the average daily equity maintained in cash in the Trading Company’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. There was no interest income earned allocated from the Trading Company for the three and nine months ended September 30, 2014 and 2013. The amount of interest income earned by the Partnership depends on the average daily equity in the Trading Company over which neither the Partnership/Trading Company nor MS&Co. has control.

Placement Agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The Placement Agent fees rate for the three and nine months ended September 30, 2014 decreased $548,845 and $1,745,821, respectively, as compared to the corresponding periods in 2013. The decrease in Placement Agent fees is due to lower average net assets and a reduction of the Placement Agent fee for Class A Units during the nine months ended September 30, 2014, as compared to the corresponding periods in 2013.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership. Administrative fees for the three months ended September 30, 2014 increased $10,296 and for the nine months ended September 30, 2014 decreased $227,629, as compared to the corresponding periods in 2013.

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

Quantifying the Trading Company Trading Value at Risk

The following quantitative disclosures regarding the Trading Company’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended). All quantitative disclosures in this section are deemed to be forward-looking statements for purpose of the safe harbor, except for the statements of historical fact.

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

The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Company’s market risk exposures and on an aggregate basis at September 30, 2014 and December 31, 2013.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Form 10-K filed with the SEC for the year ended December 31, 2013.

As of September 30, 2014, the Trading Company’s total capitalization was $297,422,842, and the Partnership owned approximately 76.7% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of September 30, 2014 was as follows:

September 30, 2014

			Three months ended September 30, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$6,783,057	2.28%	$31,038,620	$6,783,057	$26,429,673
Equity	2,177,334	0.73%	4,574,059	856,354	2,323,872
Interest Rate	27,656	0.01%	4,170,826	9,431	2,368,720
Currency	5,982,897	2.01%	6,633,967	2,670,607	3,604,957

Total	$14,970,944	5.03%

*	Average month-end Values at Risk.

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

Item 4.  Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (“CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010, and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association.

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”). The third amended complaint, filed on September 30, 2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to approval by the court, which has set a final approval hearing for December 18, 2014.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and an affiliate and other defendants in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss for this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s Securities Act of 1933, as amended, claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication, which were denied. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $291 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $291 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and its affiliates and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. and/or its affiliates in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. and its affiliates filed an answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. and certain of its affiliates in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. and/or its affiliates was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. and its affiliates appealed on April 11, 2013. On May 3, 2013, MS&Co. and its affiliates filed an answer to the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $82 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $82 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and certain affiliates and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. and/or its affiliates was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. and its affiliates filed an answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $111 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $111 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and granted its motion for reconsideration of the court’s order denying permission for interlocutory appeal. On October 22, 2014, MS&Co. filed a petition for permissive interlocutory appeal with the appellate court. Trial is currently scheduled to begin in March 2015. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $613 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $613 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and certain affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff by MS&Co. and/or its affiliates was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff voluntarily dismissed its claims against MS&Co. and its affiliates with respect to two of the securitizations at issue. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $66 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, the defendants filed an answer to the complaint, and on September 18, 2014, the defendants filed a notice of appeal from the ruling denying their motion to dismiss. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $73 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $73 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. and its affiliates for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. and its affiliates filed a renewed motion to dismiss with respect to two certificates at issue in the case. On October 13, 2014, MS&Co. filed its answer to the complaint. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $300 million, and the certificates had incurred actual losses of approximately $78 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $300 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. and/or its affiliates to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. and its affiliates for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissionary and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings, which was denied on September 30, 2014. At September 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $27 million. Based on currently available information, MS&Co. believes it and/or its affiliates could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co. and/or its affiliates, or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. and/or its affiliates may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2013 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2014, there were subscriptions of 7,591.760 Units of Class A totaling $6,520,379 and 59.943 Units of Class Z totaling $55,290. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 - July 31, 2014	3,401.133	$869.67	—	$922.38	N/A	N/A
August 1, 2014 - August 31, 2014	2,430.107	$865.84	30.538	$919.85	N/A	N/A
September 1, 2014 - September 30, 2014	2,943.925	$815.83	—	$868.26	N/A	N/A
	8,775.165	$850.55	30.538	$919.85	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 6.     Exhibits

Exhibits:

31.1 Rule 13a-14(a)/15d-14(a) Certification (Certification of Director).

31.2 Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1 Section 1350 Certification (Certification of Director).

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

Managed Futures Premier BHM L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
Director

Date: November 13, 2014

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: November 13, 2014