Form 10-K
period 2014-12-31
Managed Futures Premier BHM L.P.
filed 2015-03-30
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐ No ☒

Units of Limited Partnership Interest with an aggregate value of $230,529,907 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2015, there were 234,788.988 Limited Partnership Units of Class A outstanding, 5,819.883 Limited Partnership Units of Class D outstanding and 1,370.150 Limited Partnership Units of Class Z outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

Documents Incorporated	Part of Form 10-K
Annual Report to Managed Futures Premier BHM L.P.
Limited Partners for the year ended December 31, 2014	II, III, and IV

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

Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management. This entity previously acted as a non-clearing broker for the Trading Company and currently serves as the Selling Agent to the Partnership (the “Selling Agent”). The clearing commodity broker for the Trading Company is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

At December 31, 2014 and 2013, the Partnership owned approximately 77.8% and 69.3%, respectively, of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments, and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The Partnership will be liquidated upon certain circumstances as defined in the Limited Partnership Agreement of the Partnership, as amended from time to time (the “Limited Partnership Agreement”).

Under the Limited Partnership Agreement, the General Partner has sole responsibility for the administration of the business and affairs of the Partnership including selecting one or more trading advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly administrative fee in return for its services to the Partnership equal to 1/12 of 1% (1.0% per year) of Net Asset Value of the Partnership at the beginning of each month (the “General Partner’s Fee”).

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

Subscribers of Units will not be charged an initial sales commission, but the Partnership will, however, pay the Selling Agent ongoing compensation on a monthly basis equal to a percentage of the Net Asset Value of a Limited Partner’s Units (except for Limited Partners designated to hold Class Z Units) as of the beginning of each month. Except for Limited Partners deemed to hold Class Z Units, Limited Partners will generally receive a Class of Unit (see table below) according to the aggregate subscription amount made by such Limited Partner in the Partnership, as adjusted for additional subscriptions, redemptions and exchanges. The applicable rate payable by each Limited Partner will be determined by the Class of Units held by such Limited Partner. The Partnership pays the Selling Agent the following percentage in accordance with the following schedule:

Class of Units	Aggregate Investment	Annualized Rate (%)
A	Up to $4,999,999	2.00%
D	$5,000,000 and above	0.75%
Z	All	0%

The Selling Agent will pay a portion of the ongoing Selling Agent fee it receives from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the Limited Partner. The Partnership will not pay an ongoing Selling Agent fee with respect to Limited Partners holding Class Z Units.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests as described in Item 1(a) above. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) for the years ended December 31, 2014, 2013, 2012, 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010 is set forth under “Item 6. Selected Financial Data.”

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

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (“SEC”). You may read and copy any document filed by the Partnership at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website; however, the Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at “http://www.sec.gov.” The Partnership’s CIK number is 0001504886.

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

The Trading Company and Partnership Incur Substantial Charges. The Trading Company must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Trading Company is required to pay brokerage commissions and monthly management fees to Blenheim regardless of its performance. In addition, the Trading Company pays Blenheim an incentive fee equal to 20% of trading profits. As a Limited Partner in the Partnership, you will be indirectly responsible for the expenses paid by the Trading Company. The Partnership pays the General Partner’s fee, and pays the Selling Agent’s ongoing compensation. In addition, the Partnership will pay the administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership. To the extent that such administrative, operating, offering and organizational expenses exceed 0.25% annually of the net assets of the Partnership, the General Partner or the Selling Agent will pay such expenses.

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

The Partnership’s Structure Has Conflicts of Interest.

•

The General Partner, Morgan Stanley Investment Management, the Selling Agent, MS&Co. and Morgan Stanley Capital Group Inc. (“MSCG”) are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently. The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates. Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of the managed futures business operated by the General Partner.

•

Employees of the Selling Agent receive a portion of the ongoing selling agent fee paid by the Partnership. Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

•	MS&Co. and MSCG can benefit from bid/ask spreads to the extent Blenheim executes over-the-counter (“OTC”) foreign exchange trades with MS&Co. and MSCG and bid/ask spreads are charged.

•

Blenheim, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade futures, forwards and options for their own accounts, and thereby compete with the Trading Company for positions. Also, the other commodity pools managed by the General Partner and Blenheim may compete with the Trading Company for futures, forwards, and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions. These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays. The records of any such trading will not be available for inspection by Limited Partners.

No specific policies regarding conflicts of interest have been adopted by the General Partner, the Selling Agent, the Partnership, the Trading Company or any of their affiliates, and you will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

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

Risks Related to Regulation of the Partnership and General Partner

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership and the Trading Company. As a bank holding company that has elected financial holding company (“FHC”) status under the Bank Holding Company Act of 1956 (“BHCA”), Morgan Stanley and its affiliates are subject to the comprehensive, consolidated supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). A significant focus of this regulatory framework is the operation of Morgan Stanley and its subsidiaries in a safe and sound manner, with sufficient capital, earnings and liquidity that Morgan Stanley may serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A., and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in changes to Morgan Stanley’s business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner, the Partnership and the Trading Company, any limited divestiture should not directly involve the Partnership or the Trading Company.

The enactment of the Dodd-Frank Act on July 21, 2010 has and will continue to result in enhanced regulation by the Federal Reserve and, with respect to the Banks, may result in enhanced regulation of certain affiliates of Morgan Stanley by the Office of the Comptroller of the Currency. Specifically, the Act amended the BHCA to require that, effective July 21, 2011, a bank holding company that has elected FHC status, such as Morgan Stanley, must remain well capitalized and well managed for the election to continue to be effective. Prior to the Dodd-Frank Act, this requirement had applied only to depository institution subsidiaries of a FHC, such as the Banks. In addition to extending this requirement to apply to FHCs, the Dodd-Frank Act expanded the Federal Reserve’s supervisory and enforcement authority over nonbank subsidiaries of a bank holding company. Additionally, because it is a bank holding company with more than $50 billion in consolidated assets, Morgan Stanley is subject to enhanced Federal Reserve supervision and more stringent prudential standards. In July 2013, the Federal Reserve issued a final rule adopting the regulatory capital reforms agreed upon by the Basel Committee (“Basel III”). The Basel III capital framework introduced a new minimum common equity tier 1 (“CET 1”) capital ratio of 4.5 percent and a CET 1 capital conservation buffer of 2.5 percent, raised the minimum tier 1 capital ratio from 4 percent to 6 percent, required all banking organizations to meet a minimum 4 percent leverage ratio, and introduced a standardized approach for calculating risk-weighted assets. In February 2014, the Federal Reserve formally adopted a number of previously-issued capital planning and stress testing requirements as “enhanced prudential standards.” For bank holding companies with total consolidated assets of $50 billion or more, such as Morgan Stanley, the enhanced prudential standards include periodic capital planning and stress testing procedures, including the requirement to submit to the Federal Reserve an annual capital plan that demonstrates the holding company’s ability to maintain minimum capital levels under both baseline and stressed conditions. Bank holding companies subject to the rule were required to comply by January 1, 2015.

The Units are not being offered by the Banks, and as such: (1) are not Federal Deposit Insurance Corporation (“FDIC”) insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds,” which include certain types of collective investment vehicles, such as the Partnership and the Trading Company. The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire an equity or other ownership interest in the covered fund except for a de minimis investment. Moreover, with certain limited exceptions, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program by July 21, 2015, including meeting certain documentation and reporting requirements. The Final Rule makes clear that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity. Larger banking entities are subject to increased compliance program requirements.

Morgan Stanley is continuing to assess the impact of the Final Rule on itself and all of its subsidiaries and affiliates. The Final Rule could, among other things, limit or prohibit certain employees of Morgan Stanley and its subsidiaries and affiliates, including the General Partner, and their investment vehicles from investing in or co-investing with the Partnership and/or the Trading Company. Structural changes to the Partnership and/or the Trading Company could also be required. To the extent that the General Partner determines that any activities or investments of the Partnership and/or the Trading Company are impermissible under the Final Rule, the General Partner is required to make good faith efforts to unwind such activities and investments by certain deadlines. The deadline to conform investments in and relationships with covered funds that were in place prior to December 31, 2013 is July 21, 2016, but the Federal Reserve has announced its intention to extend this deadline to July 21, 2017 later this year. The deadline to conform any investments in and relationships with covered funds that were not in place prior to December 31, 2013 is July 21, 2015. It should be noted that each of the regulators has discretion to interpret the Final Rule with respect to the entities regulated by each such regulator, and there are numerous interpretive questions to be resolved in regulatory commentary, so there remains some uncertainty as to how various aspects of the Final Rule may be applied.

Redemptions from the Partnership and/or the Trading Company by individuals or entities that are related to, or affiliated with, Morgan Stanley, including the General Partner, and, without limitation, any investment vehicles advised by Morgan Stanley or its subsidiaries and affiliates, including the General Partner, or certain employees as a result of, or in connection with, the Final Rule could require the Partnership and/or the Trading Company to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Partnership and/or the Trading Company.

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (the “FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest. Such general prohibitions will restrict the activities of the Partnership and/or the Trading Company.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of the Partnership that are deposited with commodity brokers or their affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of an insured U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Trading Company, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

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

Trading on foreign exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Partnership in the event of the insolvency or bankruptcy of a non-U.S. market, broker or bank are likely to differ from rights that the Partnership would have in the United States and these rights may be more limited than in the case of failures of U.S. markets, brokers or banks.

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

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some over-the-counter “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and the Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts of foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts with MS&Co. and MSCG and are at risk with respect to the creditworthiness and trading practices of each of MS&Co. and MSCG as the counterparty to the contracts.

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

Implementation of Legislation is Not Complete. Rules implementing the Dodd-Frank Act and similar legislation in other countries are not yet complete. The impact of future rules on transactions of the type undertaken by the Trading Company for the Partnership is not certain.

Changes in Regulation of Swaps Could Lead to Increased Costs. As the Dodd-Frank Act and related rules, as well as analogous legislation and regulations in other countries, are implemented and market infrastructure adapts to the changes, the cost of engaging in trading of swaps and other products could increase, reducing the profits from those trades.

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

The Partnership is Subject to Speculative Position Limits. U.S. exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, Blenheim may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Trading Company. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Trading Company. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules has closed, and the date for the CFTC’s final rules is unknown. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Trading Company’s trading for the Partnership.

The Partnership has Credit Risk to the Commodity Brokers. The Trading Company has credit risk because the commodity brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of the Trading Company’s assets. As such, in the event that the commodity brokers are unable to perform, the Partnership’s assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are fair-valued on a daily basis, with variations in value credited or charged to the Trading Company’s account on a daily basis. The commodity brokers, as futures commission merchants for the Trading Company’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Trading Company’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Trading Company may only recover a portion of the available customer funds. If no property is available for distribution, the Trading Company would not recover any of its assets. With respect to the Trading Company’s over-the-counter foreign exchange contracts and uncleared swaps with MS&Co. and MSCG prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. Once the Dodd-Frank Act is fully implemented, a party engaging in uncleared swaps with a swap dealer or major swap participant can ask that the portion of collateral at risk upon the swap dealer or major swap participant’s insolvency be held with an independent third party custodian. It is likely the party requesting segregation will pay the costs of such custodial arrangement. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

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

Blenheim may Terminate its Advisory Agreement. The advisory agreement with Blenheim automatically renews every three months unless terminated by the Trading Manager or Blenheim. In the event the advisory agreement is not renewed, the Trading Manager may not be able to enter into an arrangement with Blenheim or another trading advisor on terms substantially similar to the advisory agreement.

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

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to over $325 billion in March, 2014. This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for Blenheim to obtain the best prices for the Partnership.

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

You Will Recognize Short-Term Capital Gain. Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 39.6%.

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

Tax Laws Are Subject To Change at Any Time. Tax laws, and court and IRS interpretations thereof, are subject to change at any time, possibly with retroactive effect. Prospective investors are urged to discuss scheduled and potential tax law changes with their tax advisors.

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

Item 2.  Properties.

The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by Morgan Stanley and/or one of its subsidiaries. The address is 522 Fifth Avenue, New York, New York 10036.

Item 3.  Legal Proceedings.

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject. There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. While MS&Co. and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that MS&Co. and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that MS&Co. made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes MS&Co.’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. MS&Co. does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by MS&Co. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay the IL AG approximately $88 million. MS&Co. does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. The NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. does not agree with the NYAG’s allegations and has presented defenses to them to the NYAG.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of the State of New York, New York County

(“Supreme Court of NY”), styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended, and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Other Litigation.

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

The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial was scheduled to begin in January 2015. MS&Co. was not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of NY. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. Trial is currently scheduled to begin in July 2015. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint.

On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $65 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $65 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $72 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $72 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On October 13, 2014, MS&Co. filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to the plaintiff was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 4.  Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Units.

(b)	Holders. The number of holders of Units as of February 28, 2015 was 2,829.

(c)	Dividends. The Partnership did not declare any distribution in 2014 or 2013. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)	Recent Sales of Unregistered Securities — Use of Proceeds from Registered Securities. For the year ended December 31, 2014, there were subscriptions of 38,167.023 Units of Class A totaling $30,371,880 and 59.943 Units of Class Z totaling $55,290. For the year ended December 31, 2013, there were subscriptions of 40,881.332 Units of Class A totaling $30,867,693, 196.302 Units of Class D totaling $141,247 and 150.346 Units of Class Z totaling $116,733. For the year ended December 31, 2012, there were subscriptions of 97,785.031 Units of Class A totaling $80,608,804, 696.660 Units of Class D totaling $539,571, 2,333.949 Units of Class Z totaling $1,928,984, and 303.047 General Partner units of Class Z totaling $250,000. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The units were purchased by accredited investors as described in Regulation D. Proceeds from the additional subscriptions of units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 — October 31, 2014	4,649.995	$728.50	23.378	$776.76	N/A	N/A
November 1, 2014 — November 30, 2014	13,681.519	$723.38	75.226	$772.60	N/A	N/A
December 1, 2014 — December 31, 2014	5,861.607	$717.60	—	$767.72	N/A	N/A
	24,193.121	$722.96	98.604	$773.59	N/A	N/A

*	Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 6. Selected Financial Data.

Net realized and unrealized trading gains (losses), interest income, net income (loss), increase (decrease) in net asset value per unit and net asset value per unit for the years ended December 31, 2014, 2013, 2012 and 2011, and total assets at December 31, 2014, 2013, 2012 and 2011 and for the period November 1, 2010 (commencement of trading operations) to December 31, 2010 are as follows:

	2014	2013	2012	2011	2010
	$	$	$	$	$
Total trading results allocated from Trading Company	7,200,378	6,956,919	(7,050,529)	(60,165,783)	2,845,776
Expenses allocated from Trading Company	(5,152,606)	(5,604,857)	(6,418,512)	(4,898,116)	(609,066)
Ongoing selling agent fees	(4,764,391)	(7,157,818)	(8,336,095)	(6,334,416)	(68,012)
Interest income allocated from Trading Company	—	1,853	(37,961)	(40,509)	106

	(2,716,619)	(5,803,903)	(21,843,097)	(71,438,824)	2,168,804

Net income (loss)	(5,191,242)	(8,522,626)	(24,996,834)	(73,960,886)	2,043,535

Total assets	190,332,186	217,368,680	271,436,225	270,589,333	89,310,818

Increase (decrease) in net asset value per unit:
Class A	(19.35)	(26.98)	(67.29)	(246.94)	78.16

Class D	(8.19)	(9.58)	(45.85)	(234.61)	—

Class Z	(3.15)	(4.55)	(43.22)	(181.36)	—

Net asset value per unit:
Class A	717.60	736.95	763.93	831.22	1,078.16
Class D	701.77	709.96	719.54	765.39	—
Class Z	767.72	770.87	775.42	818.64	—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the period January 1, 2014 through December 31, 2014, the approximate average market sector allocation for the Partnership was 5.8% currencies, 10.2% energy, 7.6% grains, 2.1% interest rates, 49.2% metals, 20.4% softs and 4.7% stock indices.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company and cash. The Partnership allocates substantially all of its assets to the Trading Company. Such assets are deposited in the Trading Company’s trading account with MS&Co. or its affiliates. The funds in such account are available for margin and are used to engage in futures interest trading pursuant to instructions provided by Blenheim. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade futures interests indirectly through the investment in the Trading Company, it is expected that the Trading Company will continue to own such liquid assets for margin purposes. The Trading Company does not engage in sales of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2014.

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

From January 1, 2014 through December 31, 2014, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 18.0%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Trading Company.

In the normal course of business, the Partnership, through its investment in the Trading Company, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include swaps, certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchase of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 8.5% of the Trading Company’s contracts are traded OTC.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of its Units at their net asset value as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2014, 65,930.869 Units of Class A were redeemed totaling $50,460,031 and 356.588 Units of Class Z were redeemed totaling $285,860 and 502.518 General Partner unit equivalents of Class Z were redeemed totaling $436,316. For the year ended December 31, 2013, 98,197.688 Units of Class A were redeemed totaling $73,675,910, 3,958.153 Units of Class D were redeemed totaling $2,826,730 and 1,140.969 Units of Class Z were redeemed totaling $889,053 and 252.000 General Partner unit equivalents of Class Z were redeemed totaling $200,532. For the year ended December 31, 2012, 61,449.787 Units of Class A were redeemed totaling $48,773,959, 11,584.710 Units of Class D were redeemed totaling $8,718,202 and 236.427 Units of Class Z were redeemed totaling $184,690.

For the year ended December 31, 2014, there were subscriptions of 38,167.0230 Units of Class A totaling $30,371,880 and 59.943 Units of Class Z totaling $55,290. For the year ended December 31, 2013, there were subscriptions of 40,881.332 Units of Class A totaling $30,867,693, 196.302 Units of Class D totaling $141,247 and 150.346 Units of Class Z totaling $116,733. For the year ended December 31, 2012, there were subscriptions of 97,785.031 Units of Class A totaling $80,608,804, 696.660 Units of Class D totaling $539,571 and 2,333.949 Units of Class Z totaling $1,928,984 and General Partner contributions representing 303.047 unit equivalents totaling $250,000.

(c) Results of Operations.

For the year ended December 31, 2014, the net asset value per Unit for Class A decreased 2.6% from $736.95 to $717.60, the net asset value per Unit for Class D decreased 1.2% from $709.96 to $701.77, and the net asset value per Unit for Class Z decreased 0.4% from $770.87 to $767.72. For the year ended December 31, 2013, the net asset value per Unit for Class A decreased 3.5% from $763.93 to $736.95, the net asset value per Unit for Class D decreased 1.3% from $719.54 to $709.96, and the net asset value per Unit for Class Z decreased 0.6% from $775.42 to $770.87. For the year ended December 31, 2012, the net asset value per Unit for Class A decreased 8.1% from $831.22 to $763.93, the net asset value per Unit for Class D decreased 6.0% from $765.39 to $719.54, and the net asset value per Unit for Class Z decreased 5.3% from $818.64 to $775.42.

The Partnership, through its investment in the Trading Company, experienced a net trading gain of $7,200,378 before fees and expenses for the year ended December 31, 2014. Gains were primarily attributable to the Trading Company’s trading in commodities and currencies equities and partially offset by losses in interest rates. The net trading gain or loss for the Partnership is discussed on page 36 under Item 8. “Financial Statements and Supplementary Data.”

The most significant gains were achieved within the agricultural sector during January from long positions in cocoa futures as prices advanced to the highest level in more than 28 months after crop threats in Indonesia added to supply concerns. Gains were also recorded in the agricultural sector during May and September from long positions in cocoa futures as prices rallied after industry reports indicated that the global supply shortfall would continue for the foreseeable future. Within the currency markets, gains were recorded primarily during September from short positions in the euro versus the U.S. dollar as the value of the U.S. dollar advanced against the euro after strong economic indicators were reported in the U.S. Additional gains in the currency sector were experienced during December from short positions in the euro versus the U.S. dollar as the value of dollar surged after the release of stronger-than-expected economic data in the U.S. Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. consumer confidence and speculation the Federal Reserve would continue to support the U.S. economy. Additional gains were recorded in this sector during September from long positions in European equity index futures as prices advanced during the first half of the month as investors speculated that the European Central Bank would boost its stimulus after a report showed euro-area inflation was slowing down. The Partnership’s trading gains for the year were offset by trading losses within the global interest rate sector during August from short positions in U.S. fixed income futures as prices advanced as resurgent financial stress in Europe spurred demand for the relative “safety” of U.S. government debt. Additional losses in this sector were experienced from short positions in U.S. Treasury note futures during May. Within the energy markets, losses were incurred during September from long positions in crude oil and heating oil as prices declined on concern that expanding U.S. crude oil production would add to a global supply glut. During November, losses were incurred within the energy sector from long positions in crude oil futures as prices moved lower as U.S. oil production advanced to record levels and after the OPEC nations failed to cut output in response to the global supply glut. Within the metals sector, gains were experienced during February, March, April, May, and June from long positions in palladium futures as prices advanced on concern that sanctions against Russia, the world’s biggest supplier of the metal, would trim supplies. This supply threat coincided with a miners strike in South Africa, the world’s second-biggest palladium producer. Additional gains in this sector were achieved from long positions in copper futures during June and July. These gains were offset by losses incurred primarily in September from long positions in palladium and platinum futures as the prices of these metals reversed sharply lower.

The Partnership, through its investment in the Trading Company, experienced a net trading gain of $6,956,919 before fees and expenses for the year ended December 31, 2013. Gains were primarily attributable to the Trading Company’s trading in commodities and equities and partially offset by losses in interest rates and currencies.

The most significant trading gains for the year were recorded within the agricultural markets from long futures positions in cocoa as prices advanced throughout a majority of the third quarter and into the fourth quarter amid higher demand for the commodity. Gains were also recorded during April from long futures positions in cocoa as prices rallied on speculation supplies from the Ivory Coast were to be limited. Further gains were achieved during June, July, September, and December from short positions in soybean futures as prices declined. Within the global stock index sector, gains were recorded during April from long positions in Asian equity index futures as prices advanced amid optimism central banks in the region would maintain loose monetary policies to boost economic growth. Additional gains were experienced during the fourth quarter from long positions in the sector. The Partnership’s trading gains for the year were mitigated by losses incurred in the currency sector from short Euro positions versus the U.S. dollar as the value of the Euro advanced during April amid speculation the European Central Bank would provide further stimulus should economic conditions in the region deteriorate. Further currency losses were incurred during June and July from short positions in the Euro as its value continued to increase against the U.S. dollar. Losses were also recorded during June from short positions in the Japanese yen versus the U.S. dollar as the value of the yen rose on speculation the Bank of Japan might limit its monetary stimulus program to a two-year period. In the interest rate sector, losses were recorded during February from short futures positions in U.S. 30-year Treasury bonds and U.S. 10-year and 5-year Treasury notes as prices advanced after European Central Bank (“ECB”) President Mario Draghi said euro-area economic data showed weakness at the start of the year, increasing demand for the relative “safety” of government debt globally. Further losses were incurred in March from short futures positions in these markets as global fixed income prices pushed higher. Within the energy markets, losses were during June, July, and August from short futures positions in WTI crude oil as prices rallied amid tensions in the Middle East, which spurred concern the flow of supplies from that region would potentially be disrupted. Smaller trading losses for the year were recorded in metals as profits recorded from long positions in palladium, platinum, and tin primarily during January, July, and August were offset by losses experienced in these metals during April and November.

Interest income allocated from the Trading Company for the three and twelve months ended December 31, 2014 decreased $1,853, as compared to the corresponding periods in 2013. The decrease in interest expense is due to lower U.S. Treasury bill rates during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in the Partnership.

Ongoing Selling Agent fees are calculated on a monthly basis as a percentage of the Net Asset Value (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The Ongoing Selling Agent fees for the three and twelve months ended December 31, 2014 decreased $647,606 and $2,393,427, respectively, as compared to the corresponding periods in 2013. The decrease in Ongoing Selling Agent fees is due to lower average Net Asset Value during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership. Administrative expenses for the three and twelve months ended December 31, 2014 decreased $50,866 and $278,495, respectively, as compared to the corresponding periods in 2013. The decrease in administrative fees is due to lower average net assets during the three and twelve months ended December 31, 2014, as compared to the corresponding periods in 2013.

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

The Partnership pays other expenses, which generally include filing, reporting and data processing fees. Other expenses for the years ended December 31, 2014 and 2013 were $276,129 and $241,734, respectively.

The Partnership, through its investment in the Trading Company, experienced a net trading loss of $7,050,529 before fees and expenses for the year ended December 31, 2012. Losses were primarily attributable to the Trading Company’s trading in interest rates and partially offset by gains in commodities, equities and currencies.

The most significant losses were incurred within agricultural commodities during October primarily from long futures positions in soybeans as prices tumbled lower as an early U.S. harvest and improving weather conditions in South America boosted supplies. Losses were also incurred in October from long futures positions in cocoa as prices declined at the end of the month as signs of an economic slowdown and ample supply of the commodity from the Ivory Coast helped to push prices lower. Further losses were incurred from long futures positions in cotton as prices declined amidst hot and dry weather in the U.S., which eroded the quality of the crop. Trading in global interest rate futures resulted in losses during April from short futures positions in U.S. 30-year Treasury bonds as prices rallied given concerns about the Greek debt crisis as investors sought “safe haven” assets in the form of U.S. government debt. Further losses were incurred during July from short futures positions in U.S. 30-year Treasury bond futures as prices were negatively impacted given continued concerns about the Eurozone and as the financial “health” of the U.S. economy saw investors seeking the “relative stability” of government debt. Currencies also incurred losses for the Partnership, most notably during March and April, from a long position in the Brazilian real, which was adversely impacted given concerns over earnings in China that reduced demand for higher-yielding currencies. Further losses were incurred in September from a long Australian dollar position versus the U.S. dollar as the value of the Australian dollar declined after a report signaled that Chinese manufacturing would contract, clouding the prospects for the South Pacific nation’s resource exports. The Partnership’s trading losses for the year were partially offset by gains from trading metals, energies, and global stock indices. The most significant gains were recorded during August in metals from long futures positions in platinum and palladium as prices for these metals advanced on concerns that labor related violence in South Africa would curb supply. Further gains were recorded from long futures positions in tin as prices appreciated as China announced they might use stimulus measures to boost their economy, thus increasing potential demand. Energies trading benefited during April and May from short futures positions in natural gas as prices declined given mild weather throughout the United States. Further gains were recorded from short futures positions in Brent crude oil during May and June as prices declined given weaker global demand for the commodity.

In the General Partner’s opinion, the Advisor continues to employ its trading methods in a consistent and disciplined manner and its results are consistent with the objectives of the Partnership and expectations for the Advisor’s programs. The General Partner continues to monitor the Advisor’s performance on a daily, weekly, monthly and annual basis.

Commodity futures markets are highly volatile. Broad and rapid price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisor to correctly identify those price trends. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.

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

The Partnership values investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investments in the Trading Company reflects its proportional interest in the Trading Company. As of and for the years ended December 31, 2014 and 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) or priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

The Trading Company considers prices for exchange traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2). As of and for the years ended December 31, 2014 and 2013, the Trading Company did not hold any derivative instruments for which market quotations are not readily available and which are priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that are priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The Trading Company’s Trading Value at Risk in Different Market Sectors

Value at risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Trading Company’s open positions by market category as of December 31, 2014 and 2013, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Trading Company have been included in calculating the figures set forth below. As of December 31, 2014, the Trading Company’s total capitalization was $244,508,946 and the Partnership owned approximately 77.8% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2014 was as follows:

	December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$39,364,629	16.10%	$43,693,621	$18,663,484	$33,562,241
Currency	1,168,311	0.48%	6,633,967	122,650	2,185,027
Equity	83,769	0.03%	4,581,127	0	2,144,179
Interest Rate	35,888	0.02%	4,170,826	10,139	850,656

TOTAL	$40,652,597	16.63%

*	Annual average of month-end Value at Risk.

As of December 31, 2013, the Trading Company’s total capitalization was $313,607,842 and the Partnership owned approximately 67.9% of the Trading Company. The Trading Company’s Value at Risk as of December 31, 2013 was as follows:

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

The following were the primary trading risk exposures of the Trading Company as of December 31, 2014, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Trading Company’s primary equity exposure is to equity price risk in the Eurozone. The stock index futures traded by the Trading Company are limited to futures on broadly based indices. As of December 31, 2014, the Trading Company’s primary exposure was in the Euro Stoxx 50 (EU) stock index. The General Partner/Managing Member anticipates little, if any, trading in non-G-8 stock indices. The Trading Company is primarily exposed to the risk of adverse price trends or static markets in the major U.S. indices. (Static markets would not cause major market changes but would make it difficult for the Trading Company to avoid being “whipsawed” into numerous small losses.)

Commodity

Metals. The Trading Company’s primary metal market exposure is to fluctuations in the prices of palladium, copper, aluminum, and platinum. Although the Advisors will from time to time trade precious metals such as gold, the principal market exposures of the Trading Company have consistently been in the base metals, including copper, aluminum, tin and nickel.

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

Grains. The Trading Company’s commodities risk exposure in grains is to agricultural related price movements which are often directly affected by severe or unexpected weather conditions. Corn and the soybean complex accounted for the majority of the Trading Company’s grain exposure.

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

Item 8. Financial Statements and Supplementary Data.

MANAGED FUTURES PREMIER BHM L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting; Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2014, 2013 and 2012; Statements of Financial Condition at December 31, 2014 and 2013; Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012; and Statements of Changes in Partners’ Capital for the years ended December 2014, 2013 and 2012.

[Annual Report]

To the Limited Partners of

Managed Futures Premier BHM L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
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

The management of Managed Futures Premier BHM L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2014 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier BHM L.P.	Steven Ross Chief Financial Officer Ceres Managed Futures LLC General Partner, Managed Futures Premier BHM L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Managed Futures Premier BHM L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier BHM L.P. (the “Partnership”), as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier BHM L.P. as of December 31, 2014 and 2013, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

Managed Futures Premier BHM L.P.

Statements of Financial Condition

December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
	$	$
Assets:
Investment in Trading Company, at fair value (Note 1)	190,332,186	217,368,680

Total assets	190,332,186	217,368,680

Liabilities and Partners’ Capital
Liabilities:
Redemptions payable	4,206,289	5,296,504

Total liabilities	4,206,289	5,296,504

Partners’ Capital: (Note 1 and 4)
General Partner, Class A (0.000 units equivalents outstanding at December 31, 2014 and December 31, 2013)	—	—
General Partner, Class D (0.000 units equivalents outstanding at December 31, 2014 and December 31, 2013)	—	—
General Partner, Class Z (2,870.787 and 3,373.305 units equivalents outstanding at December 31, 2014 and December 31, 2013, respectively)	2,203,947	2,600,380
Limited Partner, Class A (248,403.999 and 276,167.845 units outstanding at December 31, 2014 and December 31, 2013, respectively)	178,254,779	203,521,796
Limited Partner, Class D (5,819.883 units outstanding at December 31, 2014 and December 31, 2013, respectively)	4,084,197	4,131,876
Limited Partner, Class Z (2,061.929 and 2,358.574 units outstanding at December 31, 2014 and December 31, 2013, respectively)	1,582,974	1,818,124

Total Partners’ Capital	186,125,897	212,072,176

Total liabilities and Partners’ Capital	190,332,186	217,368,680

Net asset value per units:
Class A	717.60	736.95

Class D	701.77	709.96

Class Z	767.72	770.87

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Income and Expenses

for the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	$	$	$
Investment Income:
Interest income allocated from Trading Company	—	1,853	(37,961)

Expenses:
Expenses allocated from Trading Company	5,152,606	5,604,857	6,418,512
Ongoing selling agent fees	4,764,391	7,157,818	8,336,095
Administrative fees	2,198,494	2,476,989	2,911,214
Other	276,129	241,734	242,523

Total expenses	12,391,620	15,481,398	17,908,344

Net investment loss	(12,391,620)	(15,479,545)	(17,946,305)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	17,248,893	2,616,014	(13,470,407)
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	(10,048,515)	4,340,905	6,419,878

Total trading results allocated from Trading Company	7,200,378	6,956,919	(7,050,529)

Net income (loss)	(5,191,242)	(8,522,626)	(24,996,834)

Net income (loss) allocation from Trading Company
Class A	(5,178,866)	(8,428,724)	(24,072,102)

Class D	(47,679)	(77,063)	(594,243)

Class Z	35,303	(16,839)	(330,489)

Net income (loss) per unit*
Class A	(19.35)	(26.98)	(67.29)

Class D	(8.19)	(9.58)	(45.85)

Class Z	(3.15)	(4.55)	(43.22)

Weighted average units outstanding
Class A	268,239.902	314,836.658	339,565.815

Class D	5,819.883	7,528.911	14,105.973

Class Z	5,425.770	6,515.532	6,418.642

*	Based on change in net asset value per unit.

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Changes in Partners’ Capital

for the years ended December 31, 2014, 2013 and 2012

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
	$		$		$		$
Partners’ Capital at December 31, 2011	246,995,994	297,148.967	15,667,296	20,469.784	3,744,390	4,573.933	266,407,680	322,192.684
Subscriptions – Limited Partners	80,608,804	97,785.031	539,571	696.660	1,928,984	2,333.949	83,077,359	100,815.640
Subscriptions – General Partner	—	—	—	—	250,000	303.047	250,000	303.047
Net income (loss)	(24,072,102)	—	(594,243)	—	(330,489)	—	(24,996,834)	—
Redemptions – Limited Partners	(48,773,959)	(61,449.787)	(8,718,202)	(11,584.710)	(184,690)	(236.427)	(57,676,851)	(73,270.924)

Partners’ Capital at December 31, 2012	254,758,737	333,484.211	6,894,422	9,581.734	5,408,195	6,974.502	267,061,354	350,040.447
Subscriptions – Limited Partners	30,867,693	40,881.322	141,247	196.302	116,733	150.346	31,125,673	41,227.970
Net income (loss)	(8,428,724)	—	(77,063)		(16,839)	—	(8,522,626)	—
Redemptions – Limited Partners	(73,675,910)	(98,197.688)	(2,826,730)	(3,958.153)	(889,053)	(1,140.969)	(77,391,693)	(103,296.810)
Redemptions – General Partner	—	—	—	—	(200,532)	(252.000)	(200,532)	(252.000)

Partners’ Capital at December 31, 2013	203,521,796	276,167.845	4,131,876	5,819.883	4,418,504	5,731.879	212,072,176	287,719.607
Subscriptions – Limited Partners	30,371,880	38,167.023	—	—	55,290	59.943	30,427,170	38,226.966
Net income (loss)	(5,178,866)	—	(47,679)	—	35,303	—	(5,191,242)	—
Redemptions – Limited Partners	(50,460,031)	(65,930.869)	—	—	(285,860)	(356.588)	(50,745,891)	(66,287.457)
Redemptions – General Partner	—	—	—	—	(436,316)	(502.518)	(436,316)	(502.518)

Partners’ Capital at December 31, 2014	178,254,779	248,403.999	4,084,197	5,819.883	3,786,921	4,932.716	186,125,897	259,156.598

Net asset value per unit:

2012:	Class A	$763.93

	Class D	$719.54

	Class Z	$775.42

2013:	Class A	$736.95

	Class D	$709.96

	Class Z	$770.87

2014:	Class A	$717.60

	Class D	$701.77

	Class Z	$767.72

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2014

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

Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management. This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing broker for the Trading Company and currently serves as the Selling Agent to the Partnership (the “Selling Agent”). The clearing commodity broker for the Trading Company is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

The financial statements of the Trading Company, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

As of December 31, 2014 and 2013, the Partnership owned approximately 77.8% and 69.3% of the Trading Company, respectively. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2014

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

2.	Accounting Policies:

a.	Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.	Partnership’s Investments. The Partnership’s investment in the Trading Company is stated at fair value, which is based on (1) the Partnership’s net contribution to the Trading Company and (2) its allocated share of the undistributed profits and losses, including realized gains/losses and the change in net unrealized gains/losses, of the Trading Company. The Trading Company values its investments as described in Note 2 of the Trading Company’s attached financial statements as of December 31, 2014.

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

The Partnership values its investments in the Trading Company where there are no other rights or obligations inherent within the ownership interest held by the Partnership based on the end of the day net asset value of the Trading Company (Level 2). The value of the Partnership’s investment in the Trading Company reflects its proportional interest in the Trading Company. As of and for the years ended December 31, 2014 and 2013, the Partnership did not hold any derivative instruments that were based on unadjusted quoted prices in active markets for identical assets (Level 1) or priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). During the years ended December 31, 2014 and 2013, there were no transfers of assets and liabilities between Level 1 and Level 2.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2014

	December 31, 2014	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$190,332,186	$—	$190,332,186	$—

Net fair value	$190,332,186	$—	$190,332,186	$—

	December 31, 2013	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment in Trading Company	$217,368,680	$—	$217,368,680	$—

Net fair value	$217,368,680	$—	$217,368,680	$—

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

The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. In general the statute of limitations of the Partnership’s U.S. federal tax returns remains open three years after a tax return is filed. The statutes of limitations on the Partnership’s state and local tax returns may remain open for an additional year depending upon the jurisdiction. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

e.	Investment Company Status. Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Partnership’s financial statements. Based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2014

f.	Net Income (Loss) per Unit. Net income (loss) per unit for each Class is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

g.

Ongoing Selling Agent Fees.    The Partnership pays the Selling Agent ongoing compensation on a monthly basis equal to a percentage of each investor’s aggregate principal investment in the Partnership as adjusted for additional subscriptions, redemptions, and exchanges per the following schedule: Prior to April 1, 2014, the ongoing selling agent fee for Class A was paid at a rate of 1/12th of 3.0% (a 3.0% annual rate). Effective April 1, 2014, the monthly ongoing selling agent fee for Class A was reduced to a rate of 1/12th of 2.0% (a 2.0% annual rate); Class D pays at a rate of 1/12th of 0.75% (a 0.75% annual rate). Certain Limited Partners (other than ERISA/IRA investors) may be deemed to hold Class Z Units. Class Z Units are not subject to ongoing selling agent fees.

The Selling Agent will pay a portion of the ongoing Selling Agent fee it receives from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the Limited Partner.

h.	Administrative, Operating and Organizational Expenses. The Partnership will pay the ongoing administrative, operating and organizational expenses of the Partnership and the Partnership’s pro rata share of such expenses of the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the Net Assets of the Partnership. In addition, the initial organization costs were not subject to the 0.25% limitation. To the extent that such ongoing administrative, operating and organizational expenses exceed 0.25% annually of the Net Assets of the Partnership, the General Partner or the Selling Agent will pay such expenses.

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

i.	Fees Paid to the Advisor. All management and incentive fees are borne by the Trading Company and are allocated to the Partnership under expenses allocated from Trading Company. All other fees are changed at the Partnership level.

j.	Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2014

3.	Trading Activities:

The Partnership’s pro rata share of the results of the Trading Company’s trading activities is shown in the Statements of Income and Expenses.

The Partnership and Trading Company, in the normal course of business, enter into various contracts with MS&Co. acting as their commodity broker. The brokerage agreement with MS&Co. gives the Partnership and the Trading Company, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Trading Company nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts on its Statements of Financial Condition as the criteria under Accounting Standards Codification 210-20, “Balance Sheet,” have been met.

For disclosures regarding the Trading Company’s trading activities, see Note 6, “Derivatives and Hedging”, on the attached Trading Company’s financial statements.

4.	Subscriptions, Exchanges, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscriptions are processed.

Limited Partners may redeem some or all of their Units in the Partnership at 100% of the net asset value per Unit and use the proceeds to purchase Units in any other commodity pool operated by the General Partner on the following subscription date; provided that such Limited Partner meets the suitable criteria for the other commodity pool and has redeemed its Units according to the Limited Partnership Agreement. Investors in any other commodity pool operated by the General Partner may also redeem their units in any such commodity pool and use the proceeds to purchase Units in the Partnership on the following subscription date; provided that such Limited Partner meets the suitability criteria for the Partnership and has redeemed its units in the other commodity pool(s) according to the applicable operating agreement.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2014

5.	Financial Highlights:

Changes in the net asset value per unit for Class A, Class D and Class Z for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014			2013			2012
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)*	$5.20	$15.63	$22.79	$(3.73)	$12.56	$19.39	$(42.22)	$(22.54)	$(18.20)
Net investment income (loss)**	(24.55)	(23.82)	(25.94)	(23.25)	(22.14)	(23.94)	(25.07)	(23.31)	(25.02)

Increase (decrease) for the year/period	(19.35)	(8.19)	(3.15)	(26.98)	(9.58)	(4.55)	(67.29)	(45.85)	(43.22)
Net asset value per Unit, beginning of year/period	736.95	709.96	770.87	763.93	719.54	775.42	831.22	765.39	818.64

Net asset value per Unit, end of year/period	$717.60	$701.77	$767.72	$736.95	$709.96	$770.87	$763.93	$719.54	$775.42

*	Includes clearing fees and ongoing selling agent fees, if applicable to Class.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees of Class A for the years ended December 31, 2014, 2013 and 2012 were $25.53, $20.92 and $(16.17), respectively.

Net realized and unrealized gains (losses) excluding ongoing selling agent fees and clearing fees of Class D for the years ended December 31, 2014, 2013 and 2012 were $24.01, $19.88 and $(15.28), respectively.

Net realized and unrealized gains (losses) excluding clearing fees of Class Z for the years ended December 31, 2014, 2013 and 2012 were $25.69, $21.50 and $(16.48), respectively.

**	Excludes clearing fees and ongoing selling agent fees, if applicable to Class.

Total expenses including ongoing selling agent fees and clearing fees of Class A for the years ended December 31, 2014, 2013 and 2012 were $(44.88), $(47.90) and $(51.12), respectively.

Total expenses including ongoing selling agent fees and clearing fees of Class D for the years ended December 31, 2014, 2013 and 2012 were $(32.20), $(29.46) and $(30.57), respectively.

Total expenses including clearing fees of Class Z for the years ended December 31, 2014, 2013 and 2012 were $(28.84), $(26.05) and $(26.74), respectively.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2014

	2014			2013			2012
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets:
Net investment income (loss)	(5.8)%	(4.2)%	(3.7)%	(6.5)%	(4.2)%	(3.1)%	(6.5)%	(4.2)%	(3.8)%
Incentive fees allocated from the Trading company	—%	—%	—%	—%	—%	—%	—%	—%	—%

Net investment income (loss) before incentive fees***	(5.8)%	(4.2)%	(3.7)%	(6.5)%	(4.2)%	(3.1)%	(6.5)%	(4.2)%	(3.8)%

Operating expenses	5.8%	4.2%	3.7%	6.5%	4.2%	3.1%	6.5%	4.2%	3.8%
Incentive fees allocated from the Trading Company	—%	—%	—%	—%	—%	—%	—%	—%	—%

Total expenses	5.8%	4.2%	3.7%	6.5%	4.2%	3.1%	6.5%	4.2%	3.8%

Total return:
Total return before incentive fees allocated from the Trading Company	(2.6)%	(1.2)%	(0.4)%	(3.5)%	(1.3)%	(0.6)%	(8.1)%	(6.0)%	(5.3)%
Incentive fees allocated from the Trading Company	—%	—%	—%	—%	—%	—%	—%	—%	—%

Total return after incentive fees allocated from the Trading Company	(2.6)%	(1.2)%	(0.4)%	(3.5)%	(1.3)%	(0.6)%	(8.1)%	(6.0)%	(5.3)%

***	Interest income less operating expenses which exclude incentive fees allocated from the Trading Company.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

December 31, 2014

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

    Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2014 and 2013:

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total trading results allocated from Trading Company	$(24,715,873)	$(3,736,629)	$24,592,198	$11,060,682
Expenses allocated from Trading Company	$(1,212,975)	$(1,407,175)	$(1,291,746)	$(1,240,710)
Ongoing selling agent fees	$(1,007,037)	$(1,158,970)	$(1,050,838)	$(1,547,546)
Net income (loss)	$(27,524,231)	$(6,978,999)	$21,630,196	$7,681,792

Increase (decrease) in net asset value per unit:

Class A	$(98.23)	$(25.18)	$77.57	$26.49

Class D	$(93.46)	$(21.96)	$77.62	$29.61

Class Z	$(100.54)	$(22.29)	$86.05	$33.63

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Total trading results allocated from Trading Company	$(817,895)	$12,632,317	$(9,069,558)	$4,212,055
Expenses allocated from Trading Company	$(1,304,863)	$(1,332,723)	$(1,477,381)	$(1,489,890)
Ongoing selling agent fees	$(1,654,643)	$(1,707,815)	$(1,850,761)	$(1,944,599)
interest Income allocated from Trading Company	$1,853	$—	$—	$—
Net income (loss)	$(4,393,508)	$8,948,103	$(13,108,304)	$31,083

Increase (decrease) in net asset value per unit:

Class A	$(14.95)	$27.66	$(39.29)	$(0.40)

Class D	$(10.31)	$30.33	$(33.27)	$3.67

Class Z	$(9.72)	$34.25	$(34.50)	$5.42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Morgan Stanley Smith Barney BHM I, LLC:

We have audited the accompanying statements of financial condition of Morgan Stanley Smith Barney BHM I, LLC (the “Trading Company”), including the condensed schedules of investments, as of December 31, 2014 and 2013, and the related statements of income and expenses and changes in members’ capital for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Trading Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Smith Barney BHM I, LLC as of December 31, 2014 and 2013, and the results of its operations and changes in its members’ capital for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 25, 2015

Morgan Stanley Smith Barney BHM I, LLC

Statements of Financial Condition

	December 31,
	2014	2013
	$	$
ASSETS
Trading Equity:
Unrestricted cash	214,203,577	265,338,000
Restricted cash	35,822,289	40,048,892

Total cash	250,025,866	305,386,892

Net unrealized gain on open contracts	(2,436,480)	4,943,325

Options purchased (premiums paid $5,652,679 and $5,954,505, respectively)	4,044,097	4,873,395

Total Trading Equity	251,633,483	315,203,612
Expense reimbursements	7,124	11,575

Total Assets	251,640,607	315,215,187

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES
Options written (premiums received $2,492,318 and $1,802,311, respectively)	6,712,022	1,151,355
Accrued management fees	409,715	443,730
Clearing fees due to MS&Co.	8,165	10,014
Accrued administrative fees	1,759	2,231
Accrued incentive fees	—	15

Total Liabilities	7,131,661	1,607,345

MEMBERS’ CAPITAL
Non-Managing Members	244,508,946	313,607,842

Total Members’ Capital	244,508,946	313,607,842

Total Liabilities and Members’ Capital	251,640,607	315,215,187

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Condensed Schedule of Investments

December 31, 2014

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Members’ Capital
	$
Commodity	(11,626,875)	(4.76)
Equity	25,442	0.01
Foreign currency	253,534	0.10
Interest rate	1,594	— (1)

Total Futures and Forward Contracts Purchased	(11,346,305)	(4.65)

Futures and Forward Contracts Sold
Commodity	9,834,673	4.02
Foreign currency	953,598	0.39
Interest rate	(7,992)	— (1)

Total Futures and Forward Contracts Sold	10,780,279	4.41

Unrealized Currency Loss	(1,870,454)	(0.76)

Net fair value	(2,436,480)	(1.00)

Options Contracts	Fair Value	% of Members’ Capital
	$
Options purchased on Futures Contracts	4,044,097	1.65
Options written on Futures Contracts	(6,712,022)	(2.75)

(1)	Amount less than 0.005%.

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

Morgan Stanley Smith Barney BHM I, LLC

Statements of Income and Expenses

	For the Years Ended December 31,
	2014	2013	2012
	$	$	$
INVESTMENT LOSS
Interest income (MS&Co. & Morgan Stanley Wealth Management)	—	2,258	(48,368)

EXPENSES
Management fees	5,696,903	6,049,560	7,333,770
Brokerage, clearing and transaction fees	1,023,265	963,371	955,168
Incentive fees	97,537	21,432	—
Administrative fees	24,265	21,784	21,597

Total Expenses	6,841,970	7,056,147	8,310,535
Expense reimbursements	(134,557)	(145,736)	(176,394)

Net expenses	6,707,413	6,910,411	8,134,141

NET INVESTMENT LOSS	(6,707,413)	(6,908,153)	(8,182,509)

TRADING RESULTS
Trading profit (loss):
Net Realized	24,371,370	3,665,547	(20,813,849)
Net change in unrealized	(12,777,935)	6,471,248	11,295,630

Total Trading Results	11,593,435	10,136,795	(9,518,219)

NET INCOME (LOSS)	4,886,022	3,228,642	(17,700,728)

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Statements of Changes in Members’ Capital

For the Years Ended December 31, 2014, 2013, and 2012

	Managing Member	Non-Managing Members	Total
	$	$	$
Members’ Capital, December 31, 2011	—	455,454,128	455,454,128
Capital Contributions	—	32,681,973	32,681,973
Net Loss	—	(17,700,728)	(17,700,728)
Capital Withdrawals	—	(70,306,010)	(70,306,010)

Members’ Capital, December 31, 2012	—	400,129,363	400,129,363
Capital Contributions	—	3,736,157	3,736,157
Net Income	—	3,228,642	3,228,642
Capital Withdrawals	—	(93,486,320)	(93,486,320)

Members’ Capital, December 31, 2013	—	313,607,842	313,607,842
Capital Contributions	—	7,283,762	7,283,762
Net Income	—	4,886,022	4,886,022
Capital Withdrawals	—	(81,268,680)	(81,268,680)

Members’ Capital, December 31, 2014	—	244,508,946	244,508,946

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

1.	Organization

Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC” or the “Trading Company”) was formed on March 26, 2007, as a Delaware limited liability company under the Delaware Limited Liability Company Act (the “Act”), to engage in the speculative trading of commodities, domestic and foreign futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and on futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 5. Financial Instruments). The Trading Company commenced operations on August 1, 2007. Ceres Managed Futures LLC (“Ceres” or the “Trading Manager”) is the trading manager of the Trading Company. Ceres has retained Blenheim Capital Management LLC (“Blenheim” or the “Trading Advisor”) to trade Futures Interests on behalf of the Trading Company. Each member (each investor in the Trading Company, a “Member”) invests its assets in the Trading Company, which allocates substantially all of its assets in the trading program of Blenheim, an unaffiliated commodity trading advisor registered with the Commodity Futures Trading Commission (“CFTC”), which makes investment decisions for the Trading Company. As of December 31, 2014, Polaris Futures Fund L.P. (“Polaris”) (a Delaware limited partnership), Meritage Futures Fund L.P. (a Delaware limited partnership), Morgan Stanley Smith Barney Spectrum Strategic L.P. (“DWSS”) (a Delaware limited partnership), Managed Futures Premier BHM L.P. (“Premier BHM”) (a Delaware limited partnership) and Morgan Stanley Managed Futures Custom Solutions Fund LP (“Custom Solutions”) (a Delaware limited partnership) were the Members of the Trading Company.

Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is wholly-owned indirectly by Morgan Stanley. Prior to June 28, 2013, Citigroup Inc. was the indirect minority owner of MSSBH.

The clearing commodity broker for the Trading Company is Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading of options on foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”) is a principal subsidiary of MSSBH and previously acted as a non-clearing broker for the Trading Company. MS&Co. and its affiliates act as the custodians of the Trading Company’s assets. MS&Co. and MSCG are wholly-owned subsidiaries of Morgan Stanley.

Effective March 1, 2014, the management fee is allocated and incentive fee is charged to DWSS under the advisory agreement among the Trading Company, Ceres and Blenheim, and DWSS Members’ Capital is included in the determination of management fees.

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

Valuation – Futures Interests are open commitments until the settlement date, at which time they are realized. They are valued at fair value, generally on a daily basis, and the unrealized gains and

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts. The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized trading profit (loss)” on open contracts from one period to the next on the Statements of Income and Expenses. The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

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

Effective October 1, 2014, the flat rate brokerage fee payable by DWSS, equal to an annual rate of 4.0% of DWSS’ net assets, was separated into (i) a general partner administrative fee payable to the General Partner equal to an annual rate of 2.0% of DWSS’ net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of DWSS net assets.

From April 1, 2014 to October 1, 2014, DWSS paid a monthly brokerage fee to MS&Co. a flat rate of 1/12th of 4% per month (a 4% annual rate) of the Members’ Capital of DWSS allocated to Blenheim as of the first day of each month, and prior to April 1, 2014, DWSS paid a monthly brokerage fee to MS&Co. at a flat rate of 1/12th of 6% (a 6% annual rate) of the Members’ Capital of DWSS allocated to Blenheim as of the first day of each month.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Trading Company’s financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The Trading Company has concluded that there were no significant uncertain tax positions that would require recognition in the financial statements as of December 31, 2014 and 2013. If applicable, the Trading Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses. Generally, the 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. No income tax returns are currently under examination.

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

Statement of Cash Flows – The Trading Company is not required to provide a Statement of Cash Flows.

Investment Company Status

Effective January 1, 2014, the Trading Company adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”. ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company. ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Trading Company’s financial statements. Based on the Members’ assessment, the Trading Company has been deemed to be an investment company since inception.

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

Fees paid to Blenheim by the Trading Company consist of a management fee and an incentive fee as follows:

Management Fees – The Trading Company accrues and pays Blenheim a monthly management fee equal to 1/12th of 2% (a 2% annual rate) of the net assets allocated to Blenheim as of the first day of each month.

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

Effective March 1, 2014, the management fee is allocated and incentive fee is charged to DWSS under the advisory agreement among the Trading Company, Ceres and Blenheim, and DWSS’ Members’ Capital is included in the determination of management fees.

Prior to March 1, 2014, the management fees allocated and incentive fees charged to DWSS were paid directly to Blenheim by DWSS pursuant to the advisory agreement among DWSS, Ceres and Blenheim, and DWSS’ Members’ Capital was excluded from the determination of management fees.

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

The net unrealized gains (losses) on open contracts at December 31, 2014 and 2013, respectively reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Year	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
2014	(2,991,723)	555,243	(2,436,480)	Dec. 2017	Jan. 2015
2013	4,943,325	—	4,943,325	Dec. 2016	—

6.	Investment Risk

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

The credit risk on Futures Interests arises from the potential inability of counterparties to perform under the terms of the contracts. The Trading Company has credit risk because MS&Co. and/or MSCG act as the commodity brokers and/or the counterparties with respect to most of the Trading Company’s assets. The Trading Company’s exposure to credit risk associated with counterparty nonperformance is typically limited to the cash deposits with, or other form of collateral held by, the counterparty. The

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Trading Company’s assets deposited with MS&Co. or its affiliates are segregated or secured in accordance with the Commodity Exchange Act and the regulations of the CFTC and are expected to be largely held in non-interest bearing bank accounts at a U.S. bank or banks, but may also be invested in any other instruments approved by the CFTC for investment of customer funds. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. With respect to the Trading Company’s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Trading Company is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Company accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. The Trading Company had total cash and unrealized on exchange-traded contracts with MS&Co., acting as a commodity broker for the Trading Company’s trading of Futures Interests, totaling $247,034,143 and $310,330,217 at December 31, 2014 and 2013, respectively. With respect to those off-exchange-traded forward currency contracts, the Trading Company is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off- exchange-traded forward currency options contracts, the Trading Company is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Trading Company has a netting agreement with each counterparty. These agreements, which seek to reduce both the Trading Company’s and the counterparties’ exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Trading Company’s credit risk in the event of MS&Co.’s or MSCG’s bankruptcy or insolvency.

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

As of December 31, 2014, approximately 100% of the Trading Company’s total investments are futures contracts which are exchange-traded.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

The following tables summarize the valuation of the Trading Company’s investments as of December 31, 2014 and 2013, respectively.

Offsetting of Derivative Assets and Liabilities as of December 31, 2014:

				Gross amounts not offset in the Statements of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$	$	$	$	$	$
Assets
Futures	10,297,509	(4,758,861)	5,538,648	—	—	5,538,648
Forwards	8,141,243	(8,141,243)	—	—	—	—
Options purchased	4,044,097	—	4,044,097	(4,044,097)	—	—

Total Assets	22,482,849	(12,900,104)	9,582,745	(4,044,097)	—	5,538,648

Liabilities
Futures	(4,758,861)	4,758,861	—	—	—	—
Forwards	(14,245,917)	8,141,243	(6,104,674)	—	—	(6,104,674)
Options written	(6,712,022)	—	(6,712,022)	4,044,097	—	(2,667,925)

Total Liabilities	(25,716,800)	12,900,104	(12,816,696)	4,044,097	—	(8,772,599)

Unrealized currency loss						(1,870,454)

Net fair value						(5,104,405)

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Offsetting of Derivative Assets and Liabilities as of December 31, 2013:

				Gross amounts not offset in the Statements of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
	$	$	$	$	$	$
Assets
Futures	16,690,128	(10,932,949)	5,757,179	—	—	5,757,179
Options purchased	4,873,395	—	4,873,395	(1,151,355)	—	3,722,040

Total Assets	21,563,523	(10,932,949)	10,630,574	(1,151,355)	—	9,479,219

Liabilities
Futures	(10,932,949)	10,932,949	—	—	—	—
Options written	(1,151,355)	—	(1,151,355)	1,151,355	—	—

Total Liabilities	(12,084,304)	10,932,949	(1,151,355)	1,151,355	—	—

Unrealized currency loss						(813,854)

Net fair value						8,665,365

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2014 and 2013:

December 31, 2014

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	7,096,479	(18,723,354)	10,015,651	(180,978)	(1,792,202)	20,439
Equity	27,202	(1,760)	—	—	25,442	977
Foreign currency	253,534	—	1,040,697	(87,099)	1,207,132	684
Interest rate	1,594	—	3,595	(11,587)	(6,398)	777

Total	7,378,809	(18,725,114)	11,059,943	(279,664)	(566,026)

Unrealized currency loss					(1,870,454)

Total net unrealized gain on open contracts					(2,436,480)

Option Contracts at Fair Value	$	Average number of contracts outstanding for the year (absolute quantity)
Options purchased	4,044,097	4,956
Options written	(6,712,022)	1,740

December 31, 2013

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Loss	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	11,607,939	(7,633,838)	3,137,087	(3,285,494)	3,825,694	15,640
Equity	1,668,281	—	—	—	1,668,281	606
Foreign currency	—	—	258,728	(11,238)	247,490	1,291
Interest rate	—	(1,828)	18,093	(551)	15,714	2,088

Total	13,276,220	(7,635,666)	3,413,908	(3,297,283)	5,757,179

Unrealized currency loss					(813,854)

Total net unrealized loss on open contracts					4,943,325

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

Option Contracts at Fair Value	$	Average number of contracts outstanding for the year (absolute quantity)
Options purchased	4,873,395	3,686
Options written	(1,151,355)	1,711

The following tables summarize the net trading results of the Trading Company for the years ended December 31, 2014, 2013, and 2012, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the year ended December 31, 2014, 2013 and 2012 included in Total Trading Results:

	December 31,
Type of Instrument	2014	2013	2012
	$	$	$
Commodity	14,933,839	15,363,171	3,421,332
Equity	1,569,648	1,007,209	1,294,394
Foreign currency	(598,266)	(2,442,836)	(3,689,108)
Interest rate	(3,255,186)	(3,743,328)	(10,248,446)
Unrealized currency loss	(1,056,600)	(47,421)	(296,391)

Total	11,593,435	10,136,795	(9,518,219)

Line Items on the Statements of Income and Expenses for the year ended December 31, 2014, 2013 and 2012:

	December 31,
Trading Results	2014	2013	2012
	$	$	$
Net Realized	24,371,370	3,665,547	(20,813,849)
Net change in unrealized	(12,777,935)	6,471,248	11,295,630

Total Trading Results	11,593,435	10,136,795	(9,518,219)

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

8.	Fair Value Measurements and Disclosures

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

December 31, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	10,297,509	—	n/a	10,297,509
Forwards	7,586,000	555,243	n/a	8,141,243
Options Purchased	4,044,097	—	n/a	4,044,097

Total Assets	21,927,606	555,243	n/a	22,482,849

Liabilities
Futures	4,758,861	—	n/a	4,758,861
Forwards	14,245,917	—	n/a	14,245,917
Options Written	6,712,022	—	n/a	6,712,022

Total Liabilities	25,716,800	—	n/a	25,716,800

Unrealized currency loss				(1,870,454)

*Net fair value	(3,789,194)	555,243	n/a	(5,104,405)

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	16,690,128	—	n/a	16,690,128
Options Purchased	4,873,395	—	n/a	4,873,395

Total Assets	21,563,523	—	n/a	21,563,523

Liabilities
Futures	10,932,949	—	n/a	10,932,949
Options Written	1,151,355	—	n/a	1,151,355

Total Liabilities	12,084,304	—	n/a	12,084,304

Unrealized currency loss				(813,854)

*Net fair value	9,479,219	—	n/a	8,665,365

*	This amount comprises of the “Net unrealized gain/(loss) on open contracts” and “Options purchased” and “Options written” on the Statements of Financial Condition.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

During the twelve months ended December 31, 2014 and 2013, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

9.	Financial Highlights

The following ratios may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the non-managing Members’ share of income, expenses and average net assets.

	For the Years Ended December 31,
	2014	2013	2012
RATIOS TO AVERAGE MEMBERS’ CAPITAL: (1)
Net Investment Loss	(2.29)%	(1.94)%	(1.83)%
Expenses before Incentive Fees (2)	2.26%	1.93%	1.81%
Expenses after Incentive Fees (2)	2.29%	1.94%	1.81%
TOTAL RETURN BEFORE INCENTIVE FEES	0.81%	0.85%	(3.87)%
TOTAL RETURN AFTER INCENTIVE FEES	0.78%	0.84%	(3.87)%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)

Agreements to waive a portion or all of certain fees to a specific investor, which do not relate to the share class as a whole, do not require disclosure in the Financial Highlights. However, as their ratios are calculated for each common class taken as a whole, individual investor’s ratios may vary from these ratios.

10.	Subsequent Events

Management performed its evaluation of subsequent events through March 25, 2015, and has determined that there were no subsequent events requiring adjustments of or disclosure in the financial statements.

    Selected unaudited quarterly financial data for the Trading Company for the years ended December 31, 2014 and 2013 are summarized below:

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total trading results	$(31,895,107)	$(4,681,759)	$32,554,765	$15,615,536

Brokerage, clearing and transaction fees	$(225,350)	$(276,686)	$(276,113)	$(245,116)

Interest Income	$—	$—	$—	$—

Net income (loss)	$(33,435,723)	$(6,500,769)	$30,793,993	$14,028,521

	For the period from October 1, 2013 to December 31, 2013	For the period from July 1, 2013 to September 30, 2013	For the period from April 1, 2013 to June 30, 2013	For the period from January 1, 2013 to March 31, 2013
Total trading results	$(1,243,801)	$18,270,087	$(13,128,583)	$6,239,092

Brokerage, clearing and transaction fees	$(239,717)	$(228,000)	$(286,742)	$(208,912)

Interest Income	$2,258	$—	$—	$—

Net income (loss)	$(2,845,165)	$16,606,372	$(14,942,666)	$4,410,101

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. Ceres has concluded that, as of December 31, 2014, the Partnership’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management’s report in this annual report.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer), Alper Daglioglu (Director), Jeremy Beal (Director), Colbert Narcisse (Director), Harry Handler (Director), Kevin Klingert (Director), M. Paul Martin (Director), Frank Smith (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, Kevin Klingert and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 45, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA, and since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner, and since January 2015, Mr. Egan has been employed by the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011, as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014, and as Head of Morgan Stanley Managed Futures since October 2014. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Wealth Management. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate.

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

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Alper Daglioglu, age 38, has been a Director, and listed as a principal, of the General Partner since December 2010. He served as President of the General Partner from August 2013 through September 2014. Since October 2013, Mr. Daglioglu has also been registered as an associated person of the General Partner, and is an associate member of NFA. Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner. Since May 2014, Mr. Daglioglu has been listed as a principal and registered as an associated person of each of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Mr. Daglioglu was appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013. Since December 2010, Mr. Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Managing Director as well as Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group. Mr. Daglioglu has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013. From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group. From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009. Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management. Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies. In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures. Mr. Daglioglu wrote and published numerous research papers on alternative investments. Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 40, has been a Director and listed as a principal of the General Partner since August 2013. From August 2013 through September 2014, Mr. Beal served as Chairman of the Board of Directors of the General Partner. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities. Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013. Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 49, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012. Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division. From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor. From March 2009 until July 2009, Mr. Narcisse took personal leave. From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups. From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner. Additionally, Mr. Narcisse serves on the Board of

Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council. Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University. He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Harry Handler, age 56, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA. Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010. Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc. Mr. Handler withdrew as an associated person of MS&Co. in June 2009. Mr. Handler has been registered as an associated person of Morgan Stanley Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013. Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982. His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Kevin Klingert, age 51, has been a Director of the General Partner since October 2014. Mr. Klingert has also served as Managing Director of Morgan Stanley Investment Management, a financial services firm, since December 2007, where his responsibilities include serving as head of the Morgan Stanley Investment Management Liquidity business since July 2010 and as Chief Operating Officer of Morgan Stanley Investment Management’s Traditional Asset Management business, including Long-Only, Alternative Investment Partners, and Global Liquidity, since February 2013. Mr. Klingert has been listed as a principal of Morgan Stanley Investment Management since May 2013. Mr. Klingert has been listed as a principal of the General Partner since October 2014. From June 2008 through July 2010, Mr. Klingert served as the Vice President of the U.S. registered mutual fund family managed by Morgan Stanley Investment Management, where his responsibilities included handling certain administrative matters related to the funds. From April 2008 until July 2010, Mr. Klingert served as the Global Head, Chief Operating Officer and Acting Chief Investment Officer of the Fixed Income Group of Morgan Stanley Investment Management. From December 2007 through July 2010, Mr. Klingert served as the Head of Global Liquidity Portfolio Management and Co-Head of Liquidity Credit Research of Morgan Stanley Investment Management. Mr. Klingert was listed as a principal of Morgan Stanley Hedge Fund Partners Cayman Ltd., a commodity pool operator, from September 2009 to September 2011, where his responsibilities included, along with the company’s other directors, making all management decisions on behalf of the company. From February 2007 until November 2007, Mr. Klingert was on sabbatical. Prior to joining Morgan Stanley Investment Management, Mr. Klingert was Managing Director on the Management Committee and head of Municipal Portfolio Management and Liquidity at BlackRock, Inc., a financial services firm, from October 1991 through January 2007. From March 1985 until October 1991, Mr. Klingert was an Assistant Vice President Municipal Portfolio Manager at Merrill Lynch & Co., Inc., an investment bank. Mr. Klingert received a B.S. in Business Administration from SUNY Oswego in May 1984 and an M.B.A. in Finance from New York University in February 1990.

M. Paul Martin, age 55, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director — Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director — Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President — Information Technology for MS&Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager — Prime Brokerage and Securities Clearance Systems, and as Part-time Manager — IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant — Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration — Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Frank Smith, age 48, has been a Director of the General Partner since October 2014. Mr. Smith has also served as an Executive Director of Morgan Stanley Investment Management, a financial services firm, since August 2000, where his responsibilities include serving as Treasurer and Chief Financial Officer of Morgan Stanley Funds as well as Executive Director of U.S. Fund Administration. Mr. Smith has been listed as a principal of the General Partner since October 2014. Mr. Smith previously served as a senior manager of the audit group at PricewaterhouseCoopers, an accounting firm, from December 1997 to August 2000. Mr. Smith was responsible for managing the audits of multiple clients while at PricewaterhouseCoopers LLP. Prior to PricewaterhouseCoopers, Mr. Smith was a Fund Administration manager at BlackRock, Inc., a mutual fund complex, from July 1996 to December 1997. At BlackRock he oversaw multiple vendors who performed accounting services for the funds. From December 1994 to July 1996, Mr. Smith served as an audit manager at Coopers & Lybrand, an accounting firm, where he was responsible for managing multiple client audits. After college, Mr. Smith began his career at McGladrey & Pullen, LLP, certified public accountants, where he served as an audit manager from June 1987 to December 1994. At McGladrey & Pullen, he was responsible for managing multiple client audits. Mr. Smith received a B.S. in Accounting from St. John’s University in May 1987.

Feta Zabeli, age 54, has been a Director of the General Partner since October 2014. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli was appointed to the Board of Directors of MSIM Inc., an affiliate of the General Partner, effective January 30, 2015. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2014 were timely and correctly made.

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

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. Administrative fees of $2,198,494 were earned by the General Partner for the year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership of certain beneficial owners. As of February 28, 2015, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

(b) Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2014:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner, Class Z unit equivalents	General Partner	2,870.7870	1.1%

(c) Changes in control. None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

(a) Transactions with related persons. None

(b) Review, approval or ratification of transactions with related persons. Not applicable

(c) Promoters and certain control persons. The Selling Agent and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under “Item 1. Business.” “Item 8. Financial Statements and Supplementary Data,” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2014 and 2013.

Deloitte
2014	$102,700
2013	$90,600

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

2014	$28,960
2013	$28,960

(4) All Other Fees. None.

(5) Not Applicable.

(6) Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2014 and 2013.

Statements of Income and Expenses for the years ended December 31, 2014, 2013 and 2012.

Statements of Changes in Partners’ Capital for the years ended December 31, 2014, 2013 and 2012.

Notes to Financial Statements.

(2)	Exhibits

	3.1	Certificate of Limited Partnership of BHM Discretionary Futures Fund L.P., dated August 23, 2010.†

	3.2	Amendment to Certificate of Limited Partnership, dated as of November 30, 2012.—

	3.3	Second Amended and Restated Limited Partnership Agreement of Managed Futures Premier BHM L.P., dated as of November 30, 2012.—

	10.1	Operating Agreement for Morgan Stanley Smith Barney Managed Futures BHM I, LLC, dated March 26, 2007.†

	10.2	Amended and Restated Advisory Agreement, dated as of March 1, 2014, among Morgan Stanley Smith Barney BHM I, LLC, Ceres Managed Futures LLC, and Blenheim Capital Management, L.L.C.§

	10.3	Form of Subscription and Exchange Agreement and Power of Attorney†

	10.4	Foreign Exchange and Options Master Agreement by and among MS&Co., the Trading Companies listed on Exhibit I thereto, and Demeter Management Corporation, dated as of November 28, 2007.†

	10.5	Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.†

	10.6	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.†

	10.7 (a)	Subscription Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and the Bank of New York dated July 25, 2007.*

	10.7 (b)	Fifth Amendment to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC dated as of October 4, 2012.*

	10.8	Amended and Restated Commodity Futures Customer Agreement, between MS&Co. and the Funds listed on Appendix A thereto, dated as of November 12, 2013.!

	10.9	Alternative Investment Selling Agent Agreement, dated as of October 1, 2014, by and among the General Partner, Morgan Stanley Wealth Management and the Partnerships listed in Schedule 1 thereto. ††

	31.1	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

†	Incorporated herein by reference from the Registrant’s Form 10 filed on February 25, 2011.
—	Incorporated herein by reference from the Registrant’s Form 8-K filed on December 5, 2012.
*	Incorporated herein by reference from the Registrant’s Form 10-K filed on March 28, 2013.
!	Incorporated herein by reference from the Registrant’s Form 10-Q filed on November 14, 2013.
§	Incorporated herein by reference from the Registrant’s Form 10-K filed on March 28, 2014.
††	Incorporated herein by reference from the Registrant’s Form 10-Q filed on August 13, 2014.
^	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

MANAGED FUTURES PREMIER BHM L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director
Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Kevin Klingert	/s/ Alper Daglioglu
Patrick T. Egan	Kevin Klingert	Alper Daglioglu
President and Director	Director	Director
Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ Steven Ross	/s/ Colbert Narcisse	/s/ Jeremy Beal
Steven Ross	Colbert Narcisse	Jeremy Beal
Chief Financial Officer	Director	Director
(Principal Accounting Officer) Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ M. Paul Martin	/s/ Harry Handler	/s/ Frank Smith
M. Paul Martin	Harry Handler	Frank Smith
Director	Director	Director
Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015	Ceres Managed Futures LLC Date: March 30, 2015

/s/ Feta Zabeli
Feta Zabeli
Director
Ceres Managed Futures LLC
Date: March 30, 2015

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.