Form 10-Q
period 2015-03-31
Managed Futures Premier BHM L.P.
filed 2015-05-13
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes      No X

As of April 30, 2015, 211,859.310 Limited Partnership Redeemable Units Class A were outstanding, 5,819.883 Limited Partnership Redeemable Units Class D were outstanding and 1,383.189 Limited Partnership Redeemable Units Class Z were outstanding.

MANAGED FUTURES PREMIER BHM L.P.

FORM 10-Q

PART I

Item1. Financial Statements

Managed Futures Premier BHM L.P.

Statements of Financial Condition

	(Unaudited) March 31, 2015	December 31, 2014
Assets:
Investment in Trading Company(1), at fair value	$157,450,064	$190,332,186

Total assets	$157,450,064	$190,332,186

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to General Partner	$285,155	$—
Redemptions payable to Limited Partners	4,583,527	4,206,289

Total liabilities	4,868,682	4,206,289

Partners’ Capital:
General Partner, Class A (0.000 Redeemable Units outstanding at March 31, 2015 and December 31, 2014)	—	—
General Partner, Class D (0.000 Redeemable Units outstanding at March 31, 2015 and December 31, 2014)	—	—
General Partner, Class Z (2,120.612 and 2,870.787 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively)	1,463,586	2,203,947
Limited Partner, Class A (228,270.502 and 248,403.999 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively)	146,498,631	178,254,779
Limited Partner, Class D (5,819.883 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively)	3,664,527	4,084,197
Limited Partner, Class Z (1,383.189 and 2,061.929 Redeemable Units outstanding at March 31, 2015 and December 31, 2014, respectively)	954,638	1,582,974

Total Partners’ Capital	152,581,382	186,125,897

Total liabilities and Partners’ Capital	$157,450,064	$190,332,186

Net asset value per units:
Class A	$641.78	$717.60

Class D	$629.66	$701.77

Class Z	$690.17	$767.72

(1) Defined in Note 1.

The accompanying notes are integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Investment income:
Interest income allocated from Trading Company	$—	$—

Expenses:
Expenses allocated from Trading Company	1,068,335	1,240,710
Ongoing selling agent fees	865,585	1,547,546
Administrative fees	447,190	534,830
Other	57,203	55,804

Total expenses	2,438,313	3,378,890

Net investment income (loss)	(2,438,313)	(3,378,890)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	(5,663,404)	9,593,380
Change in net unrealized gains (losses) on open contracts allocated from Trading Company	(10,691,423)	1,467,302

Total trading results allocated from Trading Company	(16,354,827)	11,060,682

Net income (loss)	$(18,793,140)	$7,681,792

Net income (loss) allocation from Trading Company
Class A	$(18,043,885)	$7,319,091

Class D	$(419,670)	$172,342

Class Z	$(329,585)	$190,359

Net asset value per unit
Class A	$641.78	$763.44

Class D	$629.66	$739.57

Class Z	$690.17	$804.50

Net income (loss) per unit*
Class A	$(75.82)	$26.49

Class D	$(72.11)	$29.61

Class Z	$(77.55)	$33.63

Weighted average units outstanding
Class A	242,337.796	274,072.163

Class D	5,819.883	5,819.883

Class Z	4,261.580	5,647.941

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2014	$178,254,779	248,403.999	$4,084,197	5,819.883	$3,786,921	4,932.716	$186,125,897	259,156.598
Subscriptions - Limited Partners	1,622,929	2,295.740	—	—	36,818	49.190	1,659,747	2,344.930
Net income (loss)	(18,043,885)	—	(419,670)	—	(329,585)	—	(18,793,140)	—
Redemptions - Limited Partners	(15,335,192)	(22,429.237)	—	—	(540,775)	(727.930)	(15,875,967)	(23,157.167)
Redemptions - General Partner	—	—	—	—	(535,155)	(750.175)	(535,155)	(750.175)

Partners’ Capital at March 31, 2015	$146,498,631	228,270.502	$3,664,527	5,819.883	$2,418,224	3,503.801	$152,581,382	237,594.186

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2013	$203,521,796	276,167.845	$4,131,876	5,819.883	$4,418,504	5,731.879	$212,072,176	287,719.607
Subscriptions - Limited Partners	4,866,641	6,502.399	—	—	—	—	4,866,641	6,502.399
Net income (loss)	7,319,091	—	172,342	—	190,359	—	7,681,792	—
Redemptions - Limited Partners	(15,123,906)	(19,932.262)	—	—	(127,720)	(161.813)	(15,251,626)	(20,094.075)

Partners’ Capital at March 31, 2014	$200,583,622	262,737.982	$4,304,218	5,819.883	$4,481,143	5,570.066	$209,368,983	274,127.931

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

1. Organization:

Managed Futures Premier BHM L.P. (the “Partnership”) is a limited partnership organized on August 23, 2010 under the partnership laws of the State of Delaware to engage, directly or indirectly, in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options, swaps and forward contracts. The Partnership commenced trading on November 1, 2010. The commodity interests that are traded by the Partnership through its investment in the Trading Company (as defined below) are volatile and involve a high degree of market risk. The Partnership is authorized to sell an unlimited number of units of limited partnership interest (“Redeemable Units”) on a continuous basis.

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

On February 1, 2011, the Redeemable Units offered pursuant to the Partnership’s limited partnership agreement, as amended from time to time (the “Limited Partnership Agreement”), were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. In addition, beginning on February 1, 2011, Class D Units were offered. Beginning August 1, 2011, Class Z Units were offered to certain employees of Morgan Stanley Smith Barney LLC and its affiliates (and their family members). Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a limited partner of the Partnership (each a “Limited Partner” or collectively the “Limited Partners”) receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management. This entity previously acted as a non-clearing broker for the Trading Company and currently serves as the selling agent to the Partnership (the “Selling Agent”). The clearing commodity broker for the Trading Company is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

At March 31, 2015, the Partnership owned approximately 77.9% of the Trading Company. At December 31, 2014, the Partnership owned approximately 77.8% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forwards, and options contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments, and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each Limited Partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or losses, if any.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2015 and December 31, 2014, and the results of its operations for the three months ended March 31, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Partnership’s Investment. The Partnership values its investment in the Trading Company at its net asset value per unit as calculated by the Trading Company.

Trading Company’s Investments. Fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

All commodity interests of the Trading Company (including derivative financial instruments and derivative commodity instruments) are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Trading Company’s Statements of Financial Condition. Net realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Income and Expenses.

Investment Company Status. The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception.

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

Net Income (Loss) per Unit. Net income (loss) per Unit for each Class is calculated in accordance with investment company guidance. See Note 3. “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially funds of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU requires entities to provide the disclosures in Accounting Standards Codification (“ASC”) 820-10-50-6A only for investments for which they elect to use the NAV practical expedient to determine fair value. The standard is effective for public business entities for fiscal years beginning after December 15, 2015, early adoption is permitted. The General Partner is currently evaluating the impact that the new pronouncement would have on the Partnership’s financial statements.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2015 and December 31, 2014, and Statements of Income and Expenses and Changes in Members’ Capital for the three months ended March 31, 2015 and 2014 are presented below:

BHM I, LLC

Statements of Financial Condition

	(Unaudited) March 31, 2015	December 31, 2014
Assets:
Equity in trading account:
Unrestricted cash	$192,160,873	$214,203,577
Restricted cash	31,390,733	35,822,289

Total cash	223,551,606	250,025,866

Net unrealized gain (loss) on open contracts	(14,990,661)	(2,436,480)

Options purchased, (premiums paid $3,445,130 and $5,652,679, respectively)	1,916,651	4,044,097

Total trading equity	210,477,596	251,633,483
Expense reimbursements	8,280	7,124

Total assets	$210,485,876	$251,640,607

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $2,548,139 and $2,492,318, respectively)	$7,995,984	$6,712,022
Accrued management fees	374,023	409,715
Accrued administrative fees	1,522	1,759
Clearing fees due to MS&Co.	—	8,165

Total liabilities	8,371,529	7,131,661

Members’ Capital:
Non-Managing Members	202,114,347	244,508,946

Total members’ capital	202,114,347	244,508,946

Total liabilities and members’ capital	$210,485,876	$251,640,607

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

March 31, 2015

(Unaudited)

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$(21,488,617)	(10.63)
Equity	170,464	0.09
Foreign currency	(137,994)	(0.07)
Interest rate	8,406	— (1)

Total Futures and Forward Contracts Purchased	(21,447,741)	(10.61)

Futures and Forward Contracts Sold
Commodity	6,926,717	3.43
Foreign currency	2,112,673	1.04
Interest rate	(31,630)	(0.02)

Total Futures and Forward Contracts Sold	9,007,760	4.45

Unrealized Currency Loss	(2,550,680)	(1.26)

Net fair value	$(14,990,661)	(7.42)

Options Contracts
Options purchased on Futures Contracts	$1,916,651	0.95
Options written on Futures Contracts	$(7,995,984)	(3.96)

(1)	Amount less than 0.005%.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

December 31, 2014

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$(11,626,875)	(4.76)
Equity	25,442	0.01
Foreign currency	253,534	0.10
Interest rate	1,594	— (1)

Total Futures and Forward Contracts Purchased	(11,346,305)	(4.65)

Futures and Forward Contracts Sold
Commodity	9,834,673	4.02
Foreign currency	953,598	0.39
Interest rate	(7,992)	— (1)

Total Futures and Forward Contracts Sold	10,780,279	4.41

Unrealized Currency Loss	(1,870,454)	(0.76)

Net fair value	$(2,436,480)	(1.00)

Options Contracts
Options purchased on Futures Contracts	$4,044,097	1.65
Options written on Futures Contracts	$(6,712,022)	(2.75)

(1)	Amount less than 0.005%.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

BHM I, LLC

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended March 31, 2015
	2015	2014
Investment income:
Interest income	$—	$—

Expenses:
Management fees	1,143,453	1,348,439
Brokerage, clearing and transaction fees	225,940	245,116
Administrative fees	4,835	23,148
Incentive fees	—	6,381

Total expenses	1,374,228	1,623,084
Expense reimbursements	(25,864)	(36,069)

Net expenses	1,348,364	1,587,015

Net investment loss	(1,348,364)	(1,587,015)

Trading results:
Trading profit (loss):
Net realized	(7,255,896)	13,514,387
Net change in unrealized	(13,702,219)	2,101,149

Total trading results	(20,958,115)	15,615,536

Net income (loss)	$(22,306,479)	$14,028,521

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

BHM I, LLC

Changes in Members’ Capital

(Unaudited)

	Managing Member	Non-Managing Members	Total
Members’ Capital, December 31, 2014	$—	$244,508,946	$244,508,946
Net income/(loss)	—	(22,306,479)	(22,306,479)
Capital withdrawals	—	(20,088,120)	(20,088,120)

Members’ Capital, March 31, 2015	$—	$202,114,347	$202,114,347

Members’ Capital, December 31, 2013	$—	$313,607,842	$313,607,842
Net income/(loss)	—	14,028,521	14,028,521
Capital withdrawals	—	(32,442,250)	(32,442,250)

Members’ Capital, March 31, 2014	$—	$295,194,113	$295,194,113

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

3. Financial Highlights:

Financial highlights for each Class as a whole for the three months ended March 31, 2015 and 2014 were as follows:

Financial Highlights:	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(66.06)	$(64.72)	$(70.88)	$38.52	$37.16	$40.36
Net investment loss	(9.76)	(7.39)	(6.67)	(12.03)	(7.55)	(6.73)

Increase (decrease) for the period	(75.82)	(72.11)	(77.55)	26.49	29.61	33.63
Net asset value per Unit, beginning of period	717.60	701.77	767.72	736.95	709.96	770.87

Net asset value per Unit, end of period	$641.78	$629.66	$690.17	$763.44	$739.57	$804.50

Certain prior period amounts have been reclassified to conform to current period presentation. In the financial highlights, the ongoing selling agent fees and clearing fees allocated from the Trading Company which were previously included in net realized and unrealized gains (losses) per unit and excluded from expenses per unit are now excluded from net realized and unrealized gains (losses) per unit and included in expenses per unit. This information was previously included as a footnote to the financial highlights table.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets:(1)
Net investment income (loss)(2)	(5.8)%	(4.4)%	(4.0)%	(6.6)%	(4.2)%	(3.4)%
Operating expenses	5.8%	4.4%	4.0%	6.6%	4.2%	3.4%
Incentive fees	—%	—%	—%	—%	—%	—%

Total expenses	5.8%	4.4%	4.0%	6.6%	4.2%	3.4%

Total return:
Total return before incentive fees	(10.6)%	(10.3)%	(10.1)%	3.6%	4.2%	4.4%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	(10.6)%	(10.3)%	(10.1)%	3.6%	4.2%	4.4%

(1)	Annualized (other than incentive fees).

(2)	Interest income less operating expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Trading Company.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Financial Highlights of the Trading Company:

	For the Three Months Ended March 31, 2015
	2015	2014
Ratios to average Members’ Capital: (1)
Net investment loss(2)	(2.39)%	(2.12)%
Expenses before incentive fees(2)	2.39%	2.12%
Expenses after incentive fees(2)	2.39%	2.12%
Total return before incentive fees	(9.85)%	4.72%
Total return after incentive fees	(9.85)%	4.71%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

4. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure.

The Partnership’s pro rata share of the results of the Trading Company’s trading activities is shown on the Statements of Income and Expenses.

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

The following tables summarize the gross and net amounts relating to assets and liabilities of the Trading Company’s derivatives and their offsetting subject to master netting agreements or similar agreements as of March 31, 2015 and December 31, 2014, respectively.

Offsetting of Derivative Assets and Liabilities as of March 31, 2015:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition		Gross amounts not offset in the Statements of Financial Condition
					Financial Instruments	Cash Collateral Pledged/Received(2)	Net Amount
Assets
Futures	$4,564,698	$(4,564,698)	$—		$—	$—	$—
Forwards	7,734,796	(7,734,796)	—		—	—	—
Options purchased	1,916,651	—	1,916,651		(1,916,651)	—	—

Total Assets	$14,216,145	$(12,299,494)	$1,916,651		$(1,916,651)	$—	$—

Liabilities
Futures	$(6,748,254)	$4,564,698	$(2,183,556	)(1)	$—	$—	$(2,183,556)
Forwards	(17,991,221)	7,734,796	(10,256,425	)(1)	—	—	(10,256,425)
Options written	(7,995,984)	—	(7,995,984)		1,916,651	—	(6,079,333)

Total Liabilities	$(32,735,459)	$12,299,494	$(20,435,965)		$1,916,651	$—	$(18,519,314)

Unrealized currency loss							(2,550,680	)(1)

Net fair value							$(21,069,994	)(2)

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Offsetting of Derivative Assets and Liabilities as of December 31, 2014:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition		Gross amounts not offset in the Statements of Financial Condition
					Financial Instruments	Cash Collateral Pledged/Received(2)	Net Amount
Assets
Futures	$10,297,509	$(4,758,861)	$5,538,648	(1)	$—	$—	$5,538,648
Forwards	8,141,243	(8,141,234)	—		—	—	—
Options purchased	4,044,097	—	4,044,097		(4,044,097)	—	—

Total Assets	22,482,849	(12,900,104)	9,582,745		(4,044,097)	—	5,538,648

Liabilities
Futures	$(4,758,861)	$4,758,861	$—		$—	$—	$—
Forwards	(14,245,917)	8,141,243	(6,104,674	)(1)	—	—	(6,104,674)
Options written	(6,712,022)	—	(6,712,022)		4,044,097	—	(2,667,925)

Total Liabilities	$(25,716,800)	$12,900,104	$(12,816,696)		$4,044,097	$—	$(8,772,599)

Unrealized currency loss							(1,870,454	)(1)

Net fair value							$(5,104,405	)(2)

(1)	Included as a component of “Net unrealized gain on open contracts” or “Net unrealized loss on open contracts” on the Statements of Financial Condition.

(2)	In the event of default by the Partnership, MS&Co., the sole counterparty to the Partnership’s derivative contracts, has the right to offset the Partnership’s obligation with the cash held by the Partnership, thereby minimizing the counterparty’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition.

The effect of trading activities on the Statements of Financial Condition as of March 31, 2015 and December 31, 2014:

March 31, 2015

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for three months (absolute quantity)
Commodity	$1,653,712	$(23,142,329)	$7,962,627	$(1,035,910)	$(14,561,900)	13,220
Equity	176,863	(6,399)	—	—	170,464	252
Foreign currency	256,758	(394,752)	2,240,753	(128,080)	1,974,679	682
Interest rates	8,781	(375)	—	(31,630)	(23,224)	401

Total	$2,096,114	$(23,543,855)	$10,203,380	$(1,195,620)	(12,439,981)

Unrealized currency loss					(2,550,680)

Total net unrealized loss on open contracts					$(14,990,661)

		Average number of contracts outstanding for the three months (absolute quantity)
Option Contracts at Fair Value
Options purchased	$1,916,651	2,802
Options written	$(7,995,984)	1,009

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

December 31, 2014

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
Commodity	$7,096,479	$(18,723,354)	10,015,651	$(180,978)	$(1,792,202)	20,439
Equity	27,202	(1,760)	—	—	25,442	977
Foreign currency	253,534	—	1,040,697	(87,099)	1,207,132	684
Interest rates	1,594	—	3,595	(11,587)	(6,398)	777

Total	$7,378,809	$(18,725,114)	11,059,943	$(279,664)	(566,026)

Unrealized currency loss					(1,870,454)

Total net unrealized gain/loss on open contracts					$(2,436,480)

Option Contracts at Fair Value		Average number of contracts outstanding for the year (absolute quantity)
Options purchased	$4,044,097	4,956
Options written	$(6,712,022)	1,740

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2015 and 2014.

Sector	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
Commodity	$(25,293,032)		$17,982,399
Equity	621,369		817,854
Foreign currency	4,088,816		(3,129,464)
Interest rates	304,958		(124,052)
Unrealized currency loss	(680,226)		68,799

Total	$20,958,115	****	$15,615,536	****

****	This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

5. Fair Value Measurements:

Trading Company’s/Partnership’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended March 31, 2015 and December 31, 2014, the Trading Company did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of management’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the three months ended March 31, 2015 and twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

	Level 1	Level 2	Level 3	March 31, 2015
Assets
Futures	$4,564,698	$—	n/a	$4,564,698
Forwards	5,555,847	2,178,949	n/a	7,734,796
Options Purchased	1,916,651	—	n/a	1,916,651

Total Assets	$12,037,196	$2,178,949	n/a	$14,216,145

Liabilities
Futures	$6,748,254	$—	n/a	$6,748,254
Forwards	17,597,029	394,192	n/a	17,991,221
Options Written	7,995,984	—	n/a	7,995,984

Total Liabilities	$32,341,267	$394,192	n/a	$32,735,459

Unrealized currency loss				(2,550,680)

*Net fair value	$(20,304,071)	$1,784,757	n/a	$(21,069,994)

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

	Level 1	Level 2	Level 3	December 31, 2014
Assets
Futures	$10,297,509	$—	n/a	$10,297,509
Forwards	7,586,000	555,243	n/a	8,141,243
Options purchased	4,044,097	—	n/a	4,044,097

Total assets	$21,927,606	$555,243	n/a	$22,482,849

Liabilities
Futures	4,758,861	$—	n/a	4,758,861
Forwards	14,254,917	—	n/a	14,245,917
Options written	6,712,022	—	n/a	6,712,022

Total liabilities	$25,716,800	$—	n/a	$25,716,800

Unrealized currency loss				(1,870,454)

*Net fair value	$(3,789,194)	$555,243	n/a	$(5,104,405)

*	This amount comprises of the “Net unrealized gain/loss on open contracts”, “Options purchased” and “Options written” on the Statements of Financial Condition.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

March 31, 2015

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Trading Company, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 7.0% of the Trading Company’s contracts are traded OTC.

The Trading Company trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Trading Company each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Trading Company. When the contract is closed, the Trading Company records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and changes in net unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Trading Company agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Trading Company’ net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and changes in net unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Trading Company does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

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

March 31, 2015

(Unaudited)

7. Subsequent Events:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the first quarter of 2015.

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

For the three months ended March 31, 2015, the Partnership’s capital decreased 18.0% from $186,125,897 to $152,581,382. This decrease was attributable to the redemptions of 750.175 General Partner Units totaling $535,155 and redemptions of 23,157.167 Limited Partners Units totaling $15,875,967, coupled with a net loss of $18,793,140, which was partially offset by the subscriptions of 2,344.930 Units totaling $1,659,747. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.

The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2015, the Trading Company’s capital decreased 17.3% from $244,508,946 to $202,114,347. This decrease was attributable to the withdrawals of $20,088,120, coupled with a net loss of $22,306,479. Future withdrawals could impact the amount of funds available for investment in commodity contracts positions in subsequent periods.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangement at the present time.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, of the Financial Statements.

The Trading Company records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Members’ Capital.

Results of Operations

During the Partnership’s first quarter of 2015, the net asset value per Unit for Class A decreased 10.6% from $717.60 to $641.78, as compared to an increase of 3.6% in the first quarter of 2014. During the Partnership’s first quarter of 2015, the net asset value per Unit for Class D decreased 10.3% from $701.77 to $629.66, as compared an increase of 4.2% in the first quarter of 2014. During the Partnership’s first quarter of 2015, the net asset value per Unit for Class Z decreased 10.1% from $767.72 to $690.17, as compared to an increase of 4.4% in the first quarter of 2014. The Partnership, through its investment in the Trading Company, experienced a net trading loss in the first quarter of 2015 of $16,354,827. Losses were primarily attributable to the Trading Company’s trading in commodities and were partially offset by gains in currencies, equities and interest rates. The Partnership, through its investment in the Trading Company, experienced a net trading gain in the first quarter of 2014 of $11,060,682. Gains were primarily attributable to the Trading Company’s trading in commodities and equities and were partially offset by losses in currencies and interest rates.

The most significant losses were incurred during March from long positions in palladium futures as prices fell dramatically on weakening demand from China and a strengthening U.S. dollar eroding demand for precious metals. Additional losses during March were experienced from long positions in nickel and tin futures as prices declined amid concern of slowing industrial demand from China. During January, further losses were incurred within the metals sector from short positions in gold futures as prices advanced, capping the biggest monthly gain in three years, after U.S. government data showed the economy expanded at a slower pace than forecast in the fourth quarter. Additional losses were recorded during February from long positions in nickel futures as prices declined as data showed the metal’s global oversupply widened. The Partnership’s trading losses for the quarter were partially offset by trading gains within the currency sector during March from short positions in the Brazilian real versus the U.S. dollar as the relative value of the real dropped on concern a stalled Brazilian economy and fiscal weakness could lead to a sovereign debt downgrade. Additional gains were recorded from short positions in the euro during March. Within the energy markets, gains were experienced during March from short position in crude oil futures as prices declined amid a growing global supply glut. Within the agricultural sector, gains were recorded during February from long positions in cocoa futures as prices advanced amid speculation of reduced supply following periods of drought and disease in the Ivory Coast and Ghana, the world’s top cocoa growing regions. These gains were mitigated by losses in cocoa trading during January and March. Additional gains were achieved within the global stock index markets during March from long positions in European equity index futures as prices rose after the European Central Bank introduced added quantitative easing measures. Within the global interest rate sector, gains were recorded during February from short positions in U.S. fixed income futures as prices declined after a stronger-than-expected U.S. employment report boosted speculation the U.S. Federal Reserve may raise interest rates earlier than previously anticipated.

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

Effective July 1, 2012, MS&Co. credits the Trading Company on 100% of the average daily equity maintained in cash in the Trading Company’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. There was no interest income earned allocated from the Trading Company for the three months ended March 31, 2015 and 2014. The amount of interest income earned by the Partnership depends on the average daily equity in the Trading Company over which neither the Partnership/Trading Company nor MS&Co. has control.

Ongoing selling agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The ongoing selling agent fees rate for the three months ended March 31, 2015 decreased $681,961, as compared to the corresponding period in 2014. The decrease in ongoing selling agent fees is due to lower average net assets during the three months ended March 31, 2015, as compared to the corresponding period in 2014.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership. Administrative fees for the three months ended March 31, 2015 decreased $87,640, as compared to the corresponding period in 2014.

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

The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Company’s market risk exposures and on an aggregate basis at March 31, 2015 and December 31, 2014.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market risk sensitive instruments. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Form 10-K filed with the SEC for the year ended December 31, 2014.

As of March 31, 2015, the Trading Company’s total capitalization was $202,114,347, and the Partnership owned approximately 77.9% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of March 31, 2015 was as follows:

March 31, 2015

			Three months ended March 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$36,075,569	17.85%	$43,569,935	$35,214,939	$39,619,186
Equity	1,184,849	0.58%	1,238,582	53,641	725,547
Currency	1,124,759	0.56%	4,636,011	831,185	1,866,867
Interest Rate	34,238	0.02%	1,399,215	8,470	301,798

Total	$38,419,415	19.01%

*	Average of month-end Values at Risk.

As of December 31, 2014, the Trading Company’s total capitalization was $244,508,946 and the Partnership owned approximately 77.8% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2014 was as follows:

	December 31, 2014		Twelve Months ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$39,364,629	16.10%	$43,693,621	$18,663,484	$33,562,241
Currency	1,168,311	0.48%	6,633,967	122,650	2,185,027
Equity	83,769	0.03%	4,581,127	0	2,144,179
Interest Rate	35,888	0.02%	4,170,826	10,139	850,656

TOTAL	$40,652,597	16.63%

*	Annual Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following information supplements and amends the discussion set forth under Part I, Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Regulatory and Governmental Matters.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

Other Litigation.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co. in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against MS&Co. have not yet been set for trial. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $66 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $66 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012. MS&Co. filed a motion for summary judgment on January 20, 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $108 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $108 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $41 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $41 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre-and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $598 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $598 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $64 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $64 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $71 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $71 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On September 12, 2014, MS&Co. filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, MS&Co. filed an amended answer to the complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $289 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $289 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At March 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $204 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $204 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation.

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne structured investment vehicle”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne structured investment vehicle were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime residential mortgage backed securities held by the Cheyne structured investment vehicle. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne structured investment vehicle. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against MS&Co. and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. and/or its affiliates or sold to plaintiff’s affiliates’ clients by MS&Co. and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012. The court denied the defendants’ motion to dismiss the amended complaint on August 22, 2013, and granted class certification on October 17, 2013. On October 30, 2013, the defendants filed a petition for permission to appeal the court’s decision granting class certification. On January 31, 2014, the plaintiffs filed a second amended complaint. The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure. In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors. The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement in principle to settle the litigation, which received preliminary court approval December 2, 2014. The final approval hearing is scheduled for July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of NY, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by MS&Co. was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013. On May 3, 2013, MS&Co. filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY styled, Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by MS&Co. was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

In re Morgan Stanley Mortgage Pass-Through Certificates Litigation, which had been pending in the SDNY, was a putative class action involving allegations that, among other things, the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 and 2007 contained false and misleading information concerning the pools of residential loans that backed these securitizations. On December 18, 2014, the parties’ agreement to settle the litigation received final court approval, and on December 19, 2014, the court entered an order dismissing the action.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2015, there were subscriptions of 2,295.740 Units of Class A totaling $1,622,929 and 49.190 Units of Class Z totaling $36,818. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	7,664.153	$692.20	696.800	$741.82	N/A	N/A
February 1, 2015 - February 28, 2015	7,623.187	$714.47	31.130	$766.93	N/A	N/A
March 1, 2015 - March 31, 2015	7,141.897	$641.78	—	$690.17	N/A	N/A
	22,429.237	$683.71	727.930	$742.89	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

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
President and Director

Date: May 13, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: May 13, 2015