Form 10-Q
period 2015-06-30
Managed Futures Premier BHM L.P.
filed 2015-08-12
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes      No X

As of July 31, 2015, 171,895.121 Limited Partnership Redeemable Units Class A were outstanding, 692.389 Limited Partnership Redeemable Units Class D were outstanding and 1,214.224 Limited Partnership Redeemable Units Class Z were outstanding.

MANAGED FUTURES PREMIER BHM L.P.

FORM 10-Q

PART I

Item1. Financial Statements

Managed Futures Premier BHM L.P.

Statements of Financial Condition

	(Unaudited) June 30, 2015	December 31, 2014
Assets:
Investment in Trading Company(1), at fair value	$120,107,378	$190,332,186

Total assets	$120,107,378	$190,332,186

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to Limited Partners	$5,891,543	$4,206,289

Total liabilities	5,891,543	4,206,289

Partners’ Capital:
General Partner, Class A (0.000 Redeemable Units outstanding at June 30, 2015 and December 31, 2014)	—	—
General Partner, Class D (0.000 Redeemable Units outstanding at June 30, 2015 and December 31, 2014)	—	—
General Partner, Class Z (2,120.612 and 2,870.787 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively)	1,389,469	2,203,947
Limited Partner, Class A (178,978.940 and 248,403.999 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively)	108,493,030	178,254,779
Limited Partner, Class D (5,819.883 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively)	3,472,311	4,084,197
Limited Partner, Class Z (1,314.100 and 2,061.929 Redeemable Units outstanding at June 30, 2015 and December 31, 2014, respectively)	861,025	1,582,974

Total Partners’ Capital	114,215,835	186,125,897

Total liabilities and Partners’ Capital	$120,107,378	$190,332,186

Net asset value per units:
Class A	$606.18	$717.60

Class D	$596.63	$701.77

Class Z	$655.22	$767.72

(1) Defined in Note 1.

The accompanying notes are integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income:
Interest income allocated from Trading Company	$—	$—	$—	$—

Expenses:
Expenses allocated from Trading Company	847,678	1,291,746	1,916,013	2,532,456
Ongoing placement agent fees	695,863	1,050,838	1,561,448	2,598,384
Administrative fees	359,982	543,695	807,172	1,078,525
Other	49,604	75,723	106,807	131,527

Total expenses	1,953,127	2,962,002	4,391,440	6,340,892

Net investment income (loss)	(1,953,127)	(2,962,002)	(4,391,440)	(6,340,892)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	(8,500,173)	15,458,779	(14,163,577)	25,052,159
Net change in unrealized gains (losses) on open contracts allocated from Trading Company	4,247,451	9,133,419	(6,443,972)	10,600,721

Total trading results allocated from Trading Company	(4,252,722)	24,592,198	(20,607,549)	35,652,880

Net income (loss)	$(6,205,849)	$21,630,196	$(24,998,989)	$29,311,988

Net income (loss) allocation from Trading Company
Class A	$(5,891,203)	$20,703,826	$(23,935,088)	$28,022,917

Class D	$(192,216)	$451,746	$(611,886)	$624,088

Class Z	$(122,430)	$474,624	$(452,015)	$664,983

Net asset value per Redeemable Unit
Class A	$606.18	$841.01	$606.18	$841.01

Class D	$596.63	$817.19	$596.63	$817.19

Class Z	$655.22	$890.55	$655.22	$890.55

Net income (loss) per Redeemable Unit*
Class A	$(35.60)	$77.57	$(111.42)	$104.06

Class D	$(33.03)	$77.62	$(105.14)	$107.23

Class Z	$(34.95)	$86.05	$(112.50)	$119.68

Weighted average units outstanding
Class A	210,022.070	267,070.191	226,179.933	270,571.177

Class D	5,819.883	5,819.883	5,819.883	5,819.883

Class Z	3,500.705	5,530.262	3,881.143	5,589.102

*	Represents the change in net asset value per unit during the period.

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2014	$178,254,779	248,403.999	$4,084,197	5,819.883	$3,786,921	4,932.716	$186,125,897	259,156.598
Subscriptions - Limited Partners	2,860,304	4,175.008	—	—	46,818	63.303	2,907,122	4,238.311
Net income (loss)	(23,935,088)	—	(611,886)	—	(452,015)	—	(24,998,989)	—
Redemptions - Limited Partners	(48,686,965)	(73,600.067)	—	—	(596,075)	(811.132)	(49,283,040)	(74,411.199)
Redemptions - General Partner	—	—	—	—	(535,155)	(750.175)	(535,155)	(750.175)

Partners’ Capital at June 30, 2015	$108,493,030	178,978.940	$3,472,311	5,819.883	$2,250,494	3,434.712	$114,215,835	188,233.535

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2013	$203,521,796	276,167.845	$4,131,876	5,819.883	$4,418,504	5,731.879	$212,072,176	287,719.607
Subscriptions - Limited Partners	17,836,939	22,992.461	—	—	—	—	17,836,939	22,992.461
Net income (loss)	28,022,917	—	624,088	—	664,983	—	29,311,988	—
Redemptions - Limited Partners	(25,505,594)	(32,962.583)	—	—	(181,491)	(227.446)	(25,687,085)	(33,190.029)

Partners’ Capital at June 30, 2014	$223,876,058	266,197.723	$4,755,964	5,819.883	$4,901,996	5,504.433	$233,534,018	277,522.039

The accompanying notes are an integral part of these financial statements.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

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

On November 1, 2010, the Partnership allocated substantially all of its capital to Morgan Stanley Smith Barney BHM I, LLC (the “Trading Company”), a limited liability company organized under the Delaware Limited Liability Company Law. The Trading Company was formed in order to permit accounts managed by Blenheim Capital Management L.L.C. (“Blenheim” or the “Advisor”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the trading manager of the Trading Company. Individual and pooled accounts currently managed by the General Partner, including the Partnership, are permitted to be members of the Trading Company. The General Partner and the Advisor believe that trading through this Trading Company/feeder structure promotes efficiency and economy in the trading process.

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

At June 30, 2015, the Partnership owned approximately 81.0% of the Trading Company. At December 31, 2014, the Partnership owned approximately 77.8% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forward, and option contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments, and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each Limited Partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or losses, if any.

During June 2015, the General Partner determined to invest a portion of the Partnership’s and Trading Company’s excess cash (the Partnership’s and Trading Company’s assets not used for futures interest trading or required margin for such trading) in United States (“U.S.”) Treasury bills and/or other permitted investments. The Trading Company receives interest on U.S. Treasury bills at the relevant coupon rate. There will be no change to the treatment of the excess cash not invested in U.S. Treasury bills or other permitted investments. The General Partner intends to hold the U.S. Treasury bills until maturity, but in the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and Trading Company may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and Trading Company’s accounts in order to avoid early liquidation of U.S. Treasury bills.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2015 and December 31, 2014, and the results of its operations for the three and six months ended June 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Partnership’s Investment. The Partnership carries its investment in the Trading Company at fair value based on the net asset value per unit as calculated by the Trading Company.

Trading Company’s Investments. Fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are stated at amortized cost which approximates fair value.

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

Investment Company Status. The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2011 through 2014 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit. Net income (loss) per Unit for each Class is calculated in accordance with investment company guidance. See Note 3. “Financial Highlights.”

Recent Accounting Pronouncement: In May 2015, the Financial Accounting Standards Board issued ASU 2015-07 “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at Net Asset Value (“NAV”) be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2015 and December 31, 2014, and Statements of Income and Expenses and Changes in Members’ Capital for the three and six months ended June 30, 2015 and 2014, are presented below:

BHM I, LLC

Statements of Financial Condition

	(Unaudited) June 30, 2015	December 31, 2014
Assets:
Equity in trading account:
Unrestricted cash	$151,293,707	$214,203,577
Restricted cash	11,720,941	35,822,289

Total cash	163,014,648	250,025,866

Net unrealized gain (loss) on open contracts	(16,255,867)	(2,436,480)

Options purchased, (premiums paid $2,227,308 and $5,652,679, respectively)	1,763,810	4,044,097

Total trading equity	148,522,591	251,633,483
Expense reimbursements	5,856	7,124

Total assets	$148,528,447	$251,640,607

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $220,278 and $2,492,318, respectively)	$51,429	$6,712,022
Accrued management fees	266,897	409,715
Accrued administrative fees	1,167	1,759
Clearing fees due to MS&Co.	—	8,165

Total liabilities	319,493	7,131,661

Members’ Capital:
Non-Managing Members	148,208,954	244,508,946

Total members’ capital	148,208,954	244,508,946

Total liabilities and members’ capital	$148,528,447	$251,640,607

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

June 30, 2015

(Unaudited)

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$(16,746,670)	(11.30)
Equity	(173,432)	(0.11)
Foreign currency	4,108	— (1)

Total Futures and Forward Contracts Purchased	(16,915,994)	(11.41)

Futures and Forward Contracts Sold
Commodity	2,193,587	1.48
Foreign currency	28,935	0.02
Interest rate	(4,953)	— (1)

Total Futures and Forward Contracts Sold	2,217,569	1.50

Unrealized Currency Loss	(1,557,442)	(1.06)

Net fair value	$(16,255,867)	(10.97)

Options Contracts
Options purchased on Futures Contracts	$1,763,810	1.19
Options written on Futures Contracts	$(51,429)	(0.03)

(1)	Amount less than 0.005%.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

BHM I, LLC

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Investment income:
Interest income	$—	$—	$—	$—

Expenses:
Management fees	891,123	1,441,889	2,034,576	2,790,328
Brokerage, clearing and transaction fees	160,665	276,113	386,605	521,229
Administrative fees	3,683	5,825	8,518	12,206
Incentive fees	—	74,352	—	97,500

Total expenses	1,055,471	1,798,179	2,429,699	3,421,263
Expense reimbursements	(15,142)	(37,407)	(41,006)	(73,476)

Net expenses	1,040,329	1,760,772	2,388,693	3,347,787

Net investment loss	(1,040,329)	(1,760,772)	(2,388,693)	(3,347,787)
Trading results:
Trading profit (loss):
Net realized	(10,515,357)	20,408,747	(17,771,253)	33,923,134
Net change in unrealized	5,416,469	12,146,018	(8,285,750)	14,247,167

Total trading results	(5,098,888)	32,554,765	(26,057,003)	48,170,301

Net income (loss)	$(6,139,217)	$30,793,993	$(28,445,696)	$44,822,514

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

BHM I, LLC

Changes in Members’ Capital

(Unaudited)

	Managing Member	Non-Managing Members	Total
Members’ Capital, December 31, 2014	$—	$244,508,946	$244,508,946
Net Income/(loss)	—	(28,445,696)	(28,445,696)
Capital Withdrawals	—	(67,854,296)	(67,854,269)

Members’ Capital, June 30, 2015	$—	$148,208,954	$148,208,954

Members’ Capital, December 31, 2013	$—	$313,607,842	$313,607,842
Capital Contributions	—	1,441,327	1,441,327
Net Income	—	44,822,514	44,822,514
Capital Withdrawals	—	(52,215,520)	(52,215,520)

Members’ Capital, June 30, 2014	$—	$307,656,163	$307,656,163

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

3. Financial Highlights:

Financial highlights for each Class as a whole for the three and six months ended June 30, 2015 and 2014, were as follows:

Financial Highlights:	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(26.58)	$(26.18)	$(28.76)	$83.70	$83.55	$92.50
Net investment loss	(9.02)	(6.85)	(6.19)	(6.13)	(5.93)	(6.45)

Increase (decrease) for the period	(35.60)	(33.03)	(34.95)	77.57	77.62	86.05
Net asset value per Unit, beginning of period	641.78	629.66	690.17	763.44	739.57	804.50

Net asset value per Unit, end of period	$606.18	$596.63	$655.22	$841.01	$817.19	$890.55

Financial Highlights:	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(92.64)	$(90.90)	$(99.64)	$115.99	$118.77	$132.22
Net investment loss	(18.78)	(14.24)	(12.86)	(11.93)	(11.54)	(12.54)

Increase (decrease) for the period	(111.42)	(105.14)	(112.50)	104.06	107.23	119.68
Net asset value per Unit, beginning of period	717.60	701.77	767.72	736.95	709.96	770.87

Net asset value per Unit, end of period	$606.18	$596.63	$655.22	$841.01	$817.19	$890.55

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets:(1)
Net investment income (loss)(2)	(5.8)%	(4.3)%	(3.5)%	(5.5)%	(4.2)%	(3.4)%
Operating expenses	5.8%	4.3%	3.5%	5.5%	4.2%	3.4%

Total expenses	5.8%	4.3%	3.5%	5.5%	4.2%	3.4%

Total return:
Total return before incentive fees	(5.5)%	(5.2)%	(5.1)%	10.2%	10.5%	10.7%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	(5.5)%	(5.2)%	(5.1)%	10.2%	10.5%	10.7%

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to average net assets:(1)
Net investment income (loss)(2)	(5.8)%	(4.4)%	(3.6)%	(6.0)%	(4.2)%	(3.4)%
Operating expenses	5.8%	4.4%	3.6%	6.0%	4.2%	3.4%

Total expenses	5.8%	4.4%	3.6%	6.0%	4.2%	3.4%

Total return:
Total return before incentive fees	(15.5)%	(15.0)%	(14.7)%	14.1%	15.1%	15.5%
Incentive fees	—%	—%	—%	—%	—%	—%

Total return after incentive fees	(15.5)%	(15.0)%	(14.7)%	14.1%	15.1%	15.5%

(1)	Annualized (other than incentive fees).

(2)	Interest income less operating expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Trading Company.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Financial Highlights of the Trading Company:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Ratios to average Members’ Capital: (2)
Net investment loss(1)	(2.28)%	(2.37)%	(2.35)%	(2.26)%
Expenses before incentive fees	2.28%	2.35%	2.35%	2.23%
Expenses after incentive fees	2.28%	2.37%	2.35%	2.26%
Total return before incentive fees	(4.03)%	11.04%	(13.20)%	16.28%
Total return after incentive fees	(4.03)%	11.02%	(13.20)%	16.24%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

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

The following tables summarize the gross and net amounts relating to assets and liabilities of the Trading Company’s derivatives and their offsetting subject to master netting agreements or similar agreements as of June 30, 2015 and December 31, 2014, respectively.

Offsetting of Derivative Assets and Liabilities as of June 30, 2015:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition		Gross amounts not offset in the Statements of Financial Condition
					Financial Instruments	Cash Collateral Pledged/Received(2)	Net Amount
Assets
Futures	$2,753,978	$(2,753,978)	$—		$—	$—	$—
Forwards	3,859,473	(3,859,473)	—		—	—	—
Options purchased	1,763,810	—	1,763,810		(51,429)	—	1,712,381

Total Assets	$8,377,261	$(6,613,451)	$1,763,810		$(51,429)	$—	$1,712,381

Liabilities
Futures	$(8,725,378)	$2,753,978	$(5,971,400	)(1)	$—	$—	$(5,971,400)
Forwards	(12,586,498)	3,859,473	(8,727,025	)(1)	—	—	(8,727,025)
Options written	(51,429)	—	(51,429)		51,429	—	—

Total Liabilities	$(21,363,305)	$6,613,451	$(14,749,854)		$51,429	$—	$(14,698,425)

Unrealized currency loss							(1,557,442	)(1)

Net fair value							$14,543,486	(2)

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

Offsetting of Derivative Assets and Liabilities as of December 31, 2014:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition		Gross amounts not offset in the Statements of Financial Condition
					Financial Instruments	Cash Collateral Pledged/Received(2)	Net Amount
Assets
Futures	$10,297,509	$(4,758,861)	$5,538,648	(1)	$—	$—	$5,538,648
Forwards	8,141,243	(8,141,234)	—		—	—	—
Options purchased	4,044,097	—	4,044,097		(4,044,097)	—	—

Total Assets	$22,482,849	$(12,900,104)	$9,582,745		$(4,044,097)	—	$5,538,648

Liabilities
Futures	$(4,758,861)	$4,758,861	$—		$—	$—	$—
Forwards	(14,245,917)	8,141,243	(6,104,674	)(1)	—	—	(6,104,674)
Options written	(6,712,022)	—	(6,712,022)		4,044,097	—	(2,667,925)

Total Liabilities	$(25,716,800)	$12,900,104	$(12,816,696)		$4,044,097	$—	$(8,772,599)

Unrealized currency loss							(1,870,454	)(1)

Net fair value							$(5,104,405	)(2)

(1)	Included as a component of “Net unrealized gain on open contracts” or “Net unrealized loss on open contracts” on the Statements of Financial Condition.

(2)	In the event of default by the Partnership, MS&Co., the sole counterparty to the Partnership’s derivative contracts, has the right to offset the Partnership’s obligation with the cash held by the Partnership, thereby minimizing the counterparty’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown on the Statements of Financial Condition.

The effect of trading activities on the Statements of Financial Condition as of June 30, 2015, and December 31, 2014:

June 30, 2015

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for six months (absolute quantity)
Commodity	$2,357,406	$(19,104,076)	$4,124,804	$(1,931,217)	$(14,553,083)	10,581
Equity	16,429	(189,861)	—	—	(173,432)	190
Foreign currency	4,803	(695)	109,790	(80,855)	33,043	454
Interest rates	—	—	219	(5,172)	(4,953)	346

Total	$2,378,638	$19,294,632	$4,234,813	$(2,017,244)	(14,698,425)

Unrealized currency loss					(1,557,442)

Total net unrealized loss on open contracts					$(16,255,867)

		Average number of contracts outstanding for the six months (absolute quantity)
Option Contracts at Fair Value
Options purchased	$1,763,810	2,328
Options written	$(51,429)	670

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

December 31, 2014

Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
Commodity	$7,096,479	$(18,723,354)	$10,015,651	$(180,978)	$(1,792,202)	20,439
Equity	27,202	(1,760)	—	—	25,442	977
Foreign currency	253,534	—	1,040,697	(87,099)	1,207,132	684
Interest rates	1,594	—	3,595	(11,587)	(6,398)	777

Total	$7,378,809	$(18,725,114)	$11,059,943	$(279,664)	(566,026)

Unrealized currency loss					(1,870,454)

Total net unrealized gain/loss on open contracts					$(2,436,480)

Option Contracts at Fair Value		Average number of contracts outstanding for the year (absolute quantity)
Options purchased	$4,044,097	4,956
Options written	$(6,712,022)	1,740

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2015 and 2014.

Sector	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015		For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
Commodity	$(5,325,203)		$(30,618,236)		$34,264,439		$52,246,838
Equity	(118,483)		502,886		973,608		1,791,462
Foreign currency	(582,867)		3,505,950		(2,155,973)		(5,285,437)
Interest rates	(65,573)		239,385		(833,839)		(957,891)
Unrealized currency loss	993,238		313,012		306,530		375,329

Total	(5,098,888	)****	(26,057,003	)****	$32,554,765	****	$48,170,301	****

****	This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

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

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended June 30, 2015, and December 31, 2014, the Trading Company did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the six months ended June 30, 2015 and twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

June 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Futures	$2,753,978	$—	n/a	$2,753,978
Forwards	3,852,084	7,389	n/a	3,859,473
Options Purchased	1,763,810	—	n/a	1,763,810

Total Assets	$8,369,872	$7,389	n/a	$8,377,261

Liabilities
Futures	$8,725,378	$—	n/a	$8,725,378
Forwards	12,586,498	—	n/a	12,586,498
Options Written	51,429	—	n/a	51,429

Total Liabilities	$21,363,305	$—	n/a	$21,363,305

Unrealized currency loss				(1,557,442)

*Net fair value	$(12,993,433)	$7,389	n/a	$(14,543,486)

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Futures	$10,297,509	$—	n/a	$10,297,509
Forwards	7,586,000	555,243	n/a	8,141,243
Options purchased	4,044,097	—	n/a	4,044,097

Total assets	$21,927,606	$555,243	n/a	$22,482,849

Liabilities
Futures	$4,758,861	$—	n/a	$4,758,861
Forwards	14,254,917	—	n/a	14,245,917
Options written	6,712,022	—	n/a	6,712,022

Total liabilities	$25,716,800	$—	n/a	$25,716,800

Unrealized currency loss				(1,870,454)

*Net fair value	$(3,789,194)	$555,243	n/a	$(5,104,405)

*	This amount comprises of the “Net unrealized gain/loss on open contracts”, “Options purchased” and “Options written” on the Statements of Financial Condition.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Trading Company, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 3.6% of the Trading Company’s contracts are traded OTC.

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

        Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Trading Company’s risk of loss in the event of a counterparty default is typically limited to the asset amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Trading Company’s risk of loss is reduced through the use of legally enforceable Trading Company netting agreements with counterparties that permit the Partnership/Trading Company to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Trading Company has credit risk and concentration risk, as MS&Co., or an MS&Co. affiliate, is the sole counterparty or broker with respect to the Partnership’s/Trading Company’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co., the Partnership’s/Trading Company’s counterparty is an exchange or clearing organization.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

June 30, 2015

(Unaudited)

7. Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no other subsequent events requiring adjustments of or disclosure in the financial statements.

On or about July 31, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a Master Services Agreement, the Administrator will furnish certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership. The General Partner does not expect that such additional expense will have a material impact on the Partnership’s break even point.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the second quarter of 2015.

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

For the six months ended June 30, 2015, the Partnership’s capital decreased 38.6% from $186,125,897 to $114,215,835. This decrease was attributable to the redemptions of 750.175 General Partner Units totaling $535,155 and redemptions of 74,411.199 Limited Partners Units totaling $49,283,040, coupled with a net loss of $24,998,989, which was partially offset by the subscriptions of 4,238.311 Units totaling $2,907,122. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.

The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2015, the Trading Company’s capital decreased 39.4% from $244,508,946 to $148,208,954. This decrease was attributable to the withdrawals of $67,854,296, coupled with a net loss of $28,445,696. Future withdrawals could impact the amount of funds available for investment in commodity contracts positions in subsequent periods.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangement at the present time.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2. “Basis of Presentation and Summary of Significant Accounting Policies”, of the Financial Statements.

The Trading Company records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and change in net unrealized gains (losses) in the Statements of Income and Expenses and Changes in Members’ Capital.

Results of Operations

During the Partnership’s second quarter of 2015, the net asset value per Unit for Class A decreased 5.5% from $641.78 to $606.18, as compared to an increase of 10.2% in the second quarter of 2014. During the Partnership’s second quarter of 2015, the net asset value per Unit for Class D decreased 5.2% from $629.66 to $596.63, as compared an increase of 10.5% in the second quarter of 2014. During the Partnership’s second quarter of 2015, the net asset value per Unit for Class Z decreased 5.1% from $690.17 to $655.22, as compared to an increase of 10.7% in the second quarter of 2014. The Partnership, through its investment in the Trading Company, experienced a net trading loss in the second quarter of 2015 of $4,252,722. Losses were primarily attributable to the Trading Company’s trading in metals, energy, currency, global stock index, and global interest rates and were partially offset by gains in the agricultural markets. The Partnership, through its investment in the Trading Company, experienced a net trading gain in the second quarter of 2014 of $24,592,198. Gains were primarily attributable to the Trading Company’s trading in commodities and equities and were partially offset by losses in currencies and interest rates.

The most significant losses were experienced within the metals markets during June from long positions in palladium futures as prices fell sharply amid concerns about weak automobile demand from the U.S. and China during a time of plentiful output from South African mines. Additional metals losses during June were incurred from long positions in tin, nickel, and platinum futures. Losses in the metals sector were also experienced during May from long positions in nickel and tin futures as industrial metals moved lower on concern that demand will slow in China and the U.S. Within the energy markets, losses were recorded during May from short positions in WTI crude oil futures as prices rallied on news that the number of U.S. drilling rigs continued to decline during April. Additional losses in the energy sector were experienced during June from long positions in Brent crude oil futures as prices declined as the OPEC nations increased production in an effort to maintain market share against higher cost producers. Within the currency sector, losses were incurred during April from short positions in the euro versus the U.S. dollar as the value of the euro advanced following the release of stronger-than-expected European economic data. Within the global stock index markets, losses were recorded during June from long positions in European equity index futures as prices slumped as concerns over Greece’s latest effort to avoid a default weighed on global financial markets. Within the global interest rate sector, losses were experienced during June from long positions in U.S. fixed income futures as prices retreated amid growing uncertainty over the timing of the Federal Reserve Bank’s decision to potentially increase interest rates. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the agricultural markets during April and May from long positions in cocoa futures as prices rallied from a weakening U.S. dollar and on reports of a fungus outbreak on cocoa farms in West Africa. Additional gains were achieved during May from short positions in soybean futures as prices fell on the prospect of strong crop yields in South America. During June, gains were recorded from long positions in corn futures as prices surged after heavy rainfall in the U.S. Midwest raised the potential for crop damage.

During the six months ended June 30, 2015, the net asset value per Unit for Class A decreased 15.5% from $717.60 to $606.18, as compared to an increase of 14.1% in the same period of 2014. During the six months ended June 30, 2015, the net asset value per Unit for Class D decreased 15.0% from $701.77 to $596.63, as compared an increase of 15.1% in the same period of 2014. During the six months ended June 30, 2015, the net asset value per Unit for Class Z decreased 14.7% from $767.72 to $655.22, as compared to an increase of 15.5% in the same period of 2014. The Partnership, through its investment in the Trading Company experienced a net trading loss in the six months ended June 30, 2015 of $20,607,549. Losses were primarily attributable to the Trading Company’s trading in metals and were partially offset by gains in the agricultural, currency, global stock index, energy, and global interest rate markets. The Partnership, through its investment in the Trading Company experienced a net trading gain in the six months ended June 30, 2014 of $35,652,880. Gains were primarily attributable to the Trading Company’s trading in commodities and equities and were partially offset by losses in currencies and interest rates.

The most significant losses were incurred during March and June from long positions in palladium futures as prices fell dramatically on weakening demand from China, increasing supplies, and a strengthening U.S. dollar eroding demand for precious metals. Additional losses during March were experienced from long positions in nickel and tin futures as prices declined amid concern of slowing industrial demand from China. Additional losses were experienced during May from long positions in nickel and tin futures as prices moved lower on concern that demand will slow in China and the U.S. During January, further losses were incurred within the metals sector from short positions in gold futures as prices advanced, capping the biggest monthly gain in three years, after U.S. government data showed the economy expanded at a slower pace than forecast in the previous quarter. The Partnership’s trading losses for the first six months of the year were partially offset by trading gains within the agricultural sector during February from long positions in cocoa futures as prices advanced amid speculation of reduced supply following periods of drought and disease in the Ivory Coast and Ghana, the world’s top cocoa growing regions. Additional gains were recorded during April from long positions in cocoa futures as prices rallied from a weakening U.S. dollar and on reports of a fungus outbreak on cocoa farms in West Africa. Within the currency markets, gains were achieved during March from short positions in the Brazilian real versus the U.S. dollar as the relative value of the real dropped on concern a stalled Brazilian economy and fiscal weakness in Brazil would lead to a sovereign debt downgrade. Gains were recorded within the global stock index sector during February and March from long positions in European equity index futures as prices rose after the European Central Bank introduced added quantitative easing measures. Within the energy markets, gains were experienced during January and March from short position in crude oil futures as prices fell amid a growing global supply glut. Additional gains were achieved during February from short positions in U.S. fixed income futures as prices moved lower after a stronger-than-expected U.S. employment report boosted speculation the U.S. Federal Reserve may raise interest rates earlier than previously anticipated.

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

For excess cash which is not invested by the General Partner in U.S. Treasury bills and/or other permitted investments, MS&Co. credits the Trading Company on 100% of the average daily equity maintained in cash in the Trading Company’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. There was no interest income earned allocated from the Trading Company for the three months ended June 30, 2015 and 2014. The amount of interest income earned by the Partnership depends on the average daily equity in the Trading Company over which neither the Partnership/Trading Company nor MS&Co. has control.

Ongoing selling agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The ongoing selling agent fees rate for the three and six months ended June 30, 2015 decreased $354,975 and $1,036,936, as compared to the corresponding period in 2014. The decrease in ongoing selling agent fees is due to lower average net assets during the three and six months ended June 30, 2015, as compared to the corresponding periods in 2014.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership. Administrative fees for the three and six months ended June 30, 2015 decreased $183,713 and $271,353, respectively, as compared to the corresponding periods in 2014.

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

The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Company’s market risk exposures and on an aggregate basis at June 30, 2015 and December 31, 2014.

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

As of June 30, 2015, the Trading Company’s total capitalization was $148,208,954, and the Partnership owned approximately 81.0% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of June 30, 2015 was as follows:

June 30, 2015

			Three months ended June 30, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$10,112,137	6.82%	$34,942,623	$10,112,137	$19,007,463
Equity	731,813	0.50%	1,232,882	123,342	685,313
Currency	885,221	0.60%	1,086,613	194,711	575,705
Interest Rate	17,325	0.01%	1,043,270	15,813	333,237

Total	$11,746,496	7.93%

*	Average of month-end Values at Risk.

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

The General Partner’s President (principal executive officer) and CFO (principal financial officer) have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership, nor the General Partner.

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the U.S. Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

The Company has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to the Company’s due diligence on the loans that it purchased for securitization, the Company’s communications with ratings agencies, the Company’s disclosures to investors, and the Company’s handling of servicing and foreclosure related issues.

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. While the Company and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that the Company and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by the Company. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay the IL AG approximately $88 million. The Company does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company does not agree with NYAG’s allegations and has presented defenses to them to NYAG.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $63 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $63 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied the Company’s motion to dismiss the complaint. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $590 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $590 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $57 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $57 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $283 million, and the certificates had incurred actual losses of approximately $80 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933 and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At June 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $200 million, and the certificates had incurred actual losses of $28 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $200 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

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

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and/or its affiliates and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints asserted claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company and/or its affiliates or sold to plaintiff’s affiliates’ clients by the Company and/or its affiliates in the two matters was approximately $263 million. On February 11, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action related to securities issued by the SPV in Singapore, commonly referred to as “Pinnacle Notes.” The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and was pending in the SDNY. On January 31, 2014, the plaintiffs filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against the Company in the Supreme Court of NY, NY County, styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to the plaintiffs by the Company was approximately $104 million. The complaint raised common law claims of fraud, fraudulent inducement, aiding and abetting fraud, and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with the plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order the Company appealed on April 11, 2013. On May 3, 2013, the Company filed its answer to the amended complaint. On January 16, 2015, the parties reached an agreement to settle the litigation.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. On June 8, 2015, the parties reached an agreement to settle the litigation.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company and certain affiliates. A complaint against the Company and certain affiliates and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On February 7, 2014, the parties entered into an agreement to settle the litigation. On February 20, 2014, the court dismissed the action.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, NY County styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against the Company in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that the Company made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by the Company in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2015, there were subscriptions of 1,879.268 Units of Class A totaling $1,237,375 and 14.113 Units of Class Z totaling $10,000. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 - April 30, 2015	16,931.620	$670.55	11.701	$722.26	N/A	N/A
May 1, 2015 - May 31, 2015	24,597.364	$656.72	—	$708.57	N/A	N/A
June 1, 2015 - June 30, 2015	9,641.846	$606.18	71.501	$655.22	N/A	N/A
	51,170.830	$651.77	83.202	$664.65	N/A	N/A

*	Generally, Limited Partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner may compel redemption but to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for Limited Partners.

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 3. Defaults Upon Senior Securities — None.

Item 4. Mine Safety Disclosures. Not Applicable.

Item 6.     Exhibits

Exhibits:

31.1 Rule 13a-14(a)/15d-14(a) Certification (Certification of President).

31.2 Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer).

32.1 Section 1350 Certification (Certification of President).

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

Date: August 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer (Principal Accounting Officer)

Date: August 12, 2015