Form 10-Q
period 2015-09-30
Managed Futures Premier BHM L.P.
filed 2015-11-12
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes      No X

As of October 31, 2015, 148,180.656 Limited Partnership Units Class A were outstanding, 692.389 Limited Partnership Units Class D were outstanding and 990.489 Limited Partnership Units Class Z were outstanding.

MANAGED FUTURES PREMIER BHM L.P.

FORM 10-Q

PART I

Item1. Financial Statements

Managed Futures Premier BHM L.P.

Statements of Financial Condition

	(Unaudited)
	September 30,	December 31,
	2015	2014
Assets:
Investment in Trading Company(1), at fair value	$97,149,840	$190,332,186

Total assets	$97,149,840	$190,332,186

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to Limited Partners	$4,423,558	$4,206,289
Redemptions payable to General Partner	300,014	-

Total liabilities	4,723,572	4,206,289

Partners’ Capital:
General Partner, Class Z (1,643.718 and 2,870.787 Units outstanding at September 30, 2015 and December 31, 2014, respectively)	1,034,073	2,203,947
Limited Partner, Class A (156,048.033 and 248,403.999 Units outstanding at September 30, 2015 and December 31, 2014, respectively)	90,362,846	178,254,779
Limited Partner, Class D (692.389 and 5,819.883 Units outstanding at September 30, 2015 and December 31, 2014, respectively)	395,882	4,084,197
Limited Partner, Class Z (1,006.933 and 2,061.929 Units outstanding at September 30, 2015 and December 31, 2014, respectively)	633,467	1,582,974

Total Partners’ Capital	92,426,268	186,125,897

Total liabilities and Partners’ Capital	$97,149,840	$190,332,186

Net asset value per units:
Class A	$579.07	$717.60

Class D	$571.76	$701.77

Class Z	$629.11	$767.72

(1) Defined in Note 1.

The accompanying notes are integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Investment income:
Interest income allocated from Trading Company	$-	$-	$-	$-

Expenses:
Expenses allocated from Trading Company	710,668	1,407,175	2,626,681	3,939,631
Ongoing placement agent fees	513,765	1,158,970	2,075,213	3,757,354
General Partner fees	264,538	599,686	1,071,710	1,678,211
Other	86,109	76,539	192,916	208,066

Total expenses	1,575,080	3,242,370	5,966,520	9,583,262
Expenses borne by the General Partner	(19,975)	-	(19,975)	-

Net investment income (loss)	(1,555,105)	(3,242,370)	(5,946,545)	(9,583,262)

Trading Results:
Net realized gains (losses) on closed contracts allocated from Trading Company	(20,016,783)	14,820,411	(34,180,360)	39,872,570
Net change in unrealized gains (losses) on open contracts allocated from Trading Company	16,674,268	(18,557,040)	10,230,296	(7,956,319)

Total trading results allocated from Trading Company	(3,342,515)	(3,736,629)	(23,950,064)	31,916,251

Net income (loss)	$(4,897,620)	$(6,978,999)	$(29,896,609)	$22,332,989

Net income (loss) allocation from Trading Company
Class A	$(4,757,373)	$(6,726,762)	$(28,692,461)	$21,296,155

Class D	$(52,131)	$(127,840)	$(664,017)	$496,248

Class Z	$(88,116)	$(124,397)	$(540,131)	$540,586

Net asset value per Unit
Class A	$579.07	$815.83	$579.07	$815.83

Class D	$571.76	$795.23	$571.76	$795.23

Class Z	$629.11	$868.26	$629.11	$868.26

Net income (loss) per Unit*
Class A	$(27.11)	$(25.18)	$(138.53)	$78.88

Class D	$(24.87)	$(21.96)	$(130.01)	$85.27

Class Z	$(26.11)	$(22.29)	$(138.61)	$97.39

Weighted average units outstanding
Class A	171,990.912	267,778.086	208,116.926	269,640.147

Class D	2,401.554	5,819.883	4,680.440	5,819.883

Class Z	3,376.500	5,534.216	3,712.928	5,570.806

*	Represents the change in net asset value per unit during the period.

The accompanying notes are integral part of these financial statements.

Managed Futures Premier BHM L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Partners’ Capital at December 31, 2014	$178,254,779	248,403.999	$4,084,197	5,819.883	$3,786,921	4,932.716	$186,125,897	259,156.598
Subscriptions - Limited Partners	3,870,972	5,856.042	-	-	71,818	101.458	3,942,790	5,957.500
Net income (loss)	(28,692,461)	-	(664,017)	-	(540,131)	-	(29,896,609)	-
Redemptions - Limited Partners	(63,070,444)	(98,212.008)	(3,024,298)	(5,127.494)	(815,899)	(1,156.454)	(66,910,641)	(104,495.956)
Redemptions - General Partner	-	-	-	-	(835,169)	(1,227.069)	(835,169)	(1,227.069)

Partners’ Capital at September 30, 2015	$90,362,846	156,048.033	$395,882	692.389	$1,667,540	2,650.651	$92,426,268	159,391.073

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units

Partners’ Capital at December 31, 2013	$203,521,796	276,167.845	$4,131,876	5,819.883	$4,418,504	5,731.879	$212,072,176	287,719.607
Subscriptions - Limited Partners	24,357,318	30,584.221	-	-	55,290	59.943	24,412,608	30,644.164
Net income (loss)	21,296,155	-	496,248	-	540,586	-	22,332,989	-
Redemptions - Limited Partners	(32,969,284)	(41,737.748)	-	-	(209,581)	(257.984)	(33,178,865)	(41,995.732)
Redemptions - General Partner	-	-	-	-	(436,316)	(502.518)	(436,316)	(502.518)

Partners’ Capital at September 30, 2014	$216,205,985	265,014.318	$4,628,124	5,819.883	$4,368,483	5,031.320	$225,202,592	275,865.521

The accompanying notes are integral part of these financial statements.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

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

At September 30, 2015, the Partnership owned approximately 88.4% of the Trading Company. At December 31, 2014, the Partnership owned approximately 77.8% of the Trading Company. The Partnership intends to continue to invest substantially all of its assets in the Trading Company. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forward, and option contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. The Trading Company’s Statements of Financial Condition, including Condensed Schedules of Investments, and Statements of Income and Expenses and Changes in Members’ Capital are included herein.

The General Partner and each Limited Partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each except that no Limited Partner shall be liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions or losses, if any.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The General Partner may invest a portion of the Partnership’s and Trading Company’s excess cash (the Partnership’s and Trading Company’s assets not used for futures interest trading or required margin for such trading) in United States (“U.S.”) Treasury bills and/or other permitted investments. The Trading Company receives interest on U.S. Treasury bills at the relevant coupon rate. There will be no change to the treatment of the excess cash not invested in U.S. Treasury bills or other permitted investments. The General Partner intends to hold the U.S. Treasury bills until maturity, but in the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and Trading Company may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and Trading Company’s accounts in order to avoid early liquidation of U.S. Treasury bills.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative services in connection with the operation of the Partnership, including the preparation of required books and records and reports to limited partners, government agencies and regulators; computation of net asset value; assistance in connection with certain limited partner communications; calculation and accrual of income, expenses, gains and losses; preparation of financial, performance and other reporting, coordination of the annual audit with the Partnership’s auditor; preparation of the Partnership’s draft annual financial statements and accompanying materials; assistance with updating periodic regulatory filings; provision of tax services as agreed with the General Partner; assistance in opening and operating the Partnership’s bank accounts; provision of daily profit and loss, estimated net asset value and position and reconciliation reports; and reconciliation of daily transactions, positions and cash balances to the Partnership’s brokerage and bank accounts. In addition, the Administrator will maintain certain books and records of the Partnership. The costs of retaining the Administrator will be allocated among the pools operated by the General Partner, including the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee (formally, the administrative fee) it receives, the ordinary administrative expense of the Partnership to the extent that such expenses exceed 0.25% annually of the net assets of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator will not impact the Partnership’s break-even point.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2015 and December 31, 2014, and the results of its operations for the three and nine months ended September 30, 2015 and 2014, and changes in partners’ capital for the nine months ended September 30, 2015 and 2014. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2014. The December 31, 2014 information has been derived from the audited financial statements as of and for the year ended December 31, 2014.

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

Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously presented as unrealized currency gain (loss) on the condensed schedules of investments and included in net unrealized gain (loss) on open contracts on the statements of financial condition are now reported as part of unrestricted cash on the statements of financial condition.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Trading Company’s Investments. Fair value of exchange-traded futures, options and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non- exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

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

Investment Company Status: The Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Restricted and Unrestricted: Restricted and unrestricted cash includes cash denominated in foreign currencies of $18,701,756 (cost of $19,000,660) and $14,291,180 (cost of $16,161,634) as of September 30, 2015 and December 31, 2014, respectively.

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

Net Income (Loss) per Unit: Net income (loss) per Unit for each Class is calculated in accordance with investment company guidance. See Note 3, “Financial Highlights”.

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

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

The Trading Company’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2015 and December 31, 2014, and Statements of Income and Expenses and Changes in Members’ Capital for the three and nine months ended September 30, 2015 and 2014, are presented below:

BHM I, LLC

Statements of Financial Condition

	(Unaudited) September 30, 2015	December 31, 2014
Assets:
Equity in trading account:
Unrestricted cash	$93,051,599	$212,333,123
Restricted cash	13,973,144	35,822,289

Total cash	107,024,743	248,155,412

Net unrealized gain (loss) on open contracts	2,137,004	(566,026)

Options purchased, (premiums paid $1,032,590 and $5,652,679, respectively)	1,638,060	4,044,097

Total trading equity	110,799,807	251,633,483
Expense reimbursements	5,754	7,124

Total assets	$110,805,561	$251,640,607

Liabilities and Members’ Capital:
Liabilities:
Options written, (premiums received $1,112,683 and $2,492,318, respectively)	$722,178	$6,712,022
Accrued management fees	181,931	409,715
Accrued administrative fees	507	1,759
Clearing fees due to MS&Co.	-	8,165

Total liabilities	904,616	7,131,661

Members’ Capital
Non-Managing Members	109,900,945	244,508,946

Total members’ capital	109,900,945	244,508,946

Total liabilities and members’ capital	$110,805,561	$251,640,607

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

September 30, 2015

(Unaudited)

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$(6,731,105)	(6.13)
Equity	(15,263)	(0.01)
Foreign currency	(170,132)	(0.16)

Total Futures and Forward Contracts Purchased	(6,916,500)	(6.30)

Futures and Forward Contracts Sold
Commodity	8,985,891	8.18
Foreign currency	67,613	0.06

Total Futures and Forward Contracts Sold	9,053,504	8.24

Net unrealized gain (loss) on open contracts	2,137,004	1.94

Net fair value	$2,137,004	1.94

Options Contracts
Options purchased on Futures Contracts	$1,638,060	1.49
Options written on Futures Contracts	$(722,178)	(0.66)

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

BHM I, LLC

Condensed Schedule of Investments

December 31, 2014

	Fair Value	% of Members’ Capital
Futures and Forward Contracts Purchased
Commodity	$(11,626,875)	(4.76)
Equity	25,442	0.01
Foreign currency	253,534	0.10
Interest rate	1,594	- (1)

Total Futures and Forward Contracts Purchased	(11,346,305)	(4.65)

Futures and Forward Contracts Sold
Commodity	9,834,673	4.02
Foreign currency	953,598	0.39
Interest rate	(7,992)	- (1)

Total Futures and Forward Contracts Sold	10,780,279	4.41

Net unrealized gain (loss) on open contracts	(566,026)	(0.24)

Net fair value	$(566,026)	(0.24)

Options Contracts
Options purchased on Futures Contracts	$4,044,097	1.65
Options written on Futures Contracts	$(6,712,022)	(2.75)

(1)	Amount less than 0.005%.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

BHM I, LLC

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Investment income:
Interest income	$-	$-	$-	$-

Expenses:
Management fees	610,783	1,570,959	2,645,359	4,361,287
Brokerage, clearing and transaction fees	210,845	276,686	597,450	797,915
General Partner fees	2,128	6,433	10,646	18,639
Incentive fees	-	37	-	97,537

Total expenses	823,756	1,854,115	3,253,455	5,275,378
Expense reimbursements	(13,620)	(35,105)	(54,626)	(108,581)

Net expenses	810,136	1,819,010	3,198,829	5,166,797

Net investment loss	(810,136)	(1,819,010)	(3,198,829)	(5,166,797)

Trading Results:
Trading profit (loss):
Net realized	(23,275,203)	19,521,649	(41,046,456)	53,444,783
Net change in unrealized	19,384,591	(24,203,408)	11,098,841	(9,956,241)

Total trading results	(3,890,612)	(4,681,759)	(29,947,615)	43,488,542

Net income (loss)	$(4,700,748)	$(6,500,769)	$(33,146,444)	$38,321,745

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

BHM I, LLC

Changes in Members’ Capital

(Unaudited)

	Managing Member	Non-Managing Members	Total
Members’ Capital, December 31, 2014	$-	$244,508,946	$244,508,946
Net income/(loss)	-	(33,146,444)	(33,146,444)
Capital withdrawals	-	(101,461,557)	(101,461,557)

Members’ Capital, September 30, 2015	$-	$109,900,945	$109,900,945

Members’ Capital, December 31, 2013	$-	$313,607,842	$313,607,842
Capital contributions	-	5,984,868	5,984,868
Net income	-	38,321,745	38,321,745
Capital withdrawals	-	(60,491,613)	(60,491,613)

Members’ Capital, September 30, 2014	$-	$297,422,842	$297,422,842

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

3. Financial Highlights:

Financial highlights for each Class as a whole for the three and nine months ended September 30, 2015 and 2014, were as follows:

Financial Highlights:	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(18.29)	$(18.00)	$(19.77)	$(13.43)	$(13.14)	$(14.39)
Net investment loss	(8.82)	(6.87)	(6.34)	(11.75)	(8.82)	(7.90)

Increase (decrease) for the period	(27.11)	(24.87)	(26.11)	(25.18)	(21.96)	(22.29)
Net asset value per Unit, beginning of period	606.18	596.63	655.22	841.01	817.19	890.55

Net asset value per Unit, end of period	$579.07	$571.76	$629.11	$815.83	$795.23	$868.26

Financial Highlights:	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(110.93)	$(108.90)	$(119.41)	$113.44	$109.71	$119.26
Net investment loss	(27.60)	(21.11)	(19.20)	(34.56)	(24.44)	(21.87)

Increase (decrease) for the period	(138.53)	(130.01)	(138.61)	78.88	85.27	97.39
Net asset value per Unit, beginning of period	717.60	701.77	767.72	736.95	709.96	770.87

Net asset value per Unit, end of period	$579.07	$571.76	$629.11	$815.83	$795.23	$868.26

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

	Three Months Ended September 30, 2015						Three Months Ended September 30, 2014
	Class A		Class D		Class Z		Class A		Class D		Class Z
Ratio to average net assets:(1)
Net investment income (loss)(2)	(6.1	) %	(5.6	) %	(4.3	) %	(5.6	) %	(4.2	) %	(3.9	) %
Operating expenses before reimbursements	6.2%		5.6%		4.3%		5.6%		4.2%		3.9%
Reimbursements	(0.1	) %	-%		-%		-%		-%		-%

Operating expenses after reimbursements	6.1%		5.6%		4.3%		5.6%		4.2%		3.9%

Total return:
Total return before incentive fees	(4.5	) %	(4.2	) %	(4.0	) %	(3.0	) %	(2.7	) %	(2.5	) %
Incentive fees	-%		-%		-%		-%		-%		-%

Total return after incentive fees	(4.5	) %	(4.2	) %	(4.0	) %	(3.0	) %	(2.7	) %	(2.5	) %

	Nine Months Ended September 30, 2015						Nine Months Ended September 30, 2014
	Class A		Class D		Class Z		Class A		Class D		Class Z
Ratio to average net assets:(1)
Net investment income (loss)(2)	(5.8	) %	(4.7	) %	(3.8	) %	(5.9	) %	(4.2	) %	(3.8	) %
Operating expenses before reimbursements	5.9%		4.7%		3.8%		5.9%		4.2%		3.8%
Reimbursements	(0.1	) %	-%		-%		-%		-%		-%

Operating expenses after reimbursements	5.8%		4.7%		3.8%		5.9%		4.2%		3.8%

Total return:
Total return before incentive fees	(19.3	) %	(18.5	) %	(18.1	) %	10.7%		12.0%		12.6%
Incentive fees	-%		-%		-%		-%		-%		-%

Total return after incentive fees	(19.3	) %	(18.5	) %	(18.1	) %	10.7%		12.0%		12.6%

(1)	Annualized (other than incentive fees).

(2)	Interest income less operating expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Trading Company.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Financial Highlights of the Trading Company:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Ratio to average Members’ Capital:(2)
Net investment loss(1)	(2.52)%	(2.30)%	(2.38)%	(2.29)%
Expenses before incentive fees	2.52%	2.30%	2.38%	2.25%
Expenses after incentive fees	2.52%	2.30%	2.38%	2.29%
Total return before incentive fees	(3.32)%	(2.22)%	(16.08)%	13.70%
Total return after incentive fees	(3.32)%	(2.22)%	(16.08)%	13.67%

(1)	The calculation is based on non-managing Members’ allocated income and expenses and average non-managing Members’ Capital.

(2)	Annualized except for incentive fees.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

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

The following tables summarize the gross and net amounts relating to assets and liabilities of the Trading Company’s derivatives and their offsetting subject to master netting agreements or similar agreements as of September 30, 2015 and December 31, 2014, respectively.

Offsetting of Derivative Assets and Liabilities as of September 30, 2015:

		Gross Amounts Offset in the Statements of	Net Amounts Presented in the		Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts Recognized	Financial Condition	Statements of Financial Condition		Financial Instruments	Cash Collateral Pledged/Received **	Net Amount
Assets
Futures	$7,708,700	$(6,049,605)	$1,659,095	*	$-	$-	$1,659,095
Forwards	5,103,048	(4,625,139)	477,909	*	-	-	477,909
Options purchased	1,638,060	-	1,638,060		(722,178)	-	915,882

Total Assets	$14,449,808	$(10,674,744)	$3,775,064		$(722,178)	$-	$3,052,886

Liabilities
Futures	$(6,049,605)	$6,049,605	$-		$-	$-	$-
Forwards	(4,625,139)	4,625,139	-		-	-	-
Options written	(722,178)	-	(722,178)		722,178	-	-

Total Liabilities	$(11,396,922)	$10,674,744	$(722,178)		$722,178	$-	$-

Net fair value							$3,052,886	**

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

Offsetting of Derivative Assets and Liabilities as of December 31, 2014:

		Gross Amounts Offset in the Statements of	Net Amounts Presented in the		Gross Amounts Not Offset in the Statements of Financial Condition
	Gross Amounts Recognized	Financial Condition	Statements of Financial Condition		Financial Instruments	Cash Collateral Pledged/Received **	Net Amount
Assets
Futures	$10,297,509	$(4,758,861)	$5,538,648	*	$-	$-	$5,538,648
Forwards	8,141,243	(8,141,243)	-		-	-	-
Options purchased	4,044,097	-	4,044,097		(4,044,097)	-	-

Total Assets	$22,482,849	$(12,900,104)	$9,582,745		$(4,044,097)	$-	$5,538,648

Liabilities
Futures	$(4,758,861)	$4,758,861	$-		$-	$-	$-
Forwards	(14,245,917)	8,141,243	(6,104,674	) *	-	-	(6,104,674)
Options written	(6,712,022)	-	(6,712,022)		4,044,097	-	(2,667,925)

Total Liabilities	$(25,716,800)	$12,900,104	$(12,816,696)		$4,044,097	$-	$(8,772,599)

Net fair value							$(3,233,951	) **

*	Included as a component of “Net unrealized gain on open contracts” or “Net unrealized loss on open contracts” on the Statements of Financial Condition.

**

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

The effect of trading activities on the Statements of Financial Condition as of September 30, 2015, and December 31, 2014:

September 30, 2015						Average number
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	of contracts outstanding for nine months (absolute quantity)
Commodity	$3,307,610	$(10,038,715)	$9,412,089	$(426,198)	$2,254,786	9,733
Equity	-	(15,263)	-	-	(15,263)	164
Foreign currency	6,351	(176,482)	85,700	(18,088)	(102,519)	410
Interest rates	-	-	-	-	-	233

Total	$3,313,961	$(10,230,460)	$9,497,789	$(444,286)	$2,137,004

						Average number of contracts outstanding for the nine months (absolute quantity)
Option Contracts at Fair Value
Options purchased				$1,638,060		1,954
Options written				$(722,178)		554

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

December 31, 2014						Average number
						of contracts
						outstanding
	Long	Long	Short	Short	Net	for the year
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	(absolute
Futures and Forward Contracts	Gain	Loss	Gain	Loss	Gain/(Loss)	quantity)
Commodity	$7,096,479	$(18,723,354)	$10,015,651	$(180,978)	$(1,792,202)	20,439
Equity	27,202	(1,760)	-	-	25,442	977
Foreign currency	253,534	-	1,040,697	(87,099)	1,207,132	684
Interest rates	1,594	-	3,595	(11,587)	(6,398)	777

Total	$7,378,809	$(18,725,114)	$11,059,943	$(279,664)	$(566,026)

						Average number of
						contracts outstanding
						for the year
						(absolute quantity)
Option Contracts at Fair Value
Options purchased				$4,044,097		4,956
Options written				$(6,712,022)		1,740

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2015 and 2014.

	For the		For the		For the		For the
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30, 2015		September 30, 2015		September 30, 2014		September 30, 2014
Sector
Commodity	$(2,923,292)		$(33,541,528)		$(9,832,158)		$42,414,680
Equity	(1,087,799)		(584,913)		335,172		2,126,634
Foreign currency	180,235		3,999,197		6,979,994		2,069,886
Interest rates	(59,756)		179,629		(2,164,767)		(3,122,658)

Total	$(3,890,612)	***	$(29,947,615)	***	$(4,681,759)	***	$43,488,542	***

***   This amount is in “Total trading results” on the Trading Company’s Statements of Income and Expenses.

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

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

The Trading Company considers prices for exchange-traded commodity futures, forwards and options contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange traded forwards, swaps and certain options contracts for which market quotations are not readily available are priced by broker-dealers who derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the periods ended September 30, 2015, and December 31, 2014, the Trading Company did not hold any derivative instruments for which market quotations were not readily available and which were priced by broker-dealers who derive fair values for those assets from observable inputs (Level 2) or that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the nine months ended September 30, 2015 and twelve months ended December 31, 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

September 30, 2015	Level 1	Level 2	Level 3	Total
Assets
Futures	$7,708,700	$-	n/a	$7,708,700
Forwards	5,061,350	41,698	n/a	5,103,048
Options Purchased	1,638,060	-	n/a	1,638,060

Total Assets	$14,408,110	$41,698	n/a	$14,449,808

Liabilities
Futures	$6,049,605	$-	n/a	$6,049,605
Forwards	4,449,632	175,507	n/a	4,625,139
Options Written	722,178	-	n/a	722,178

Total Liabilities	$11,221,415	$175,507	n/a	$11,396,922

*Net fair value	$3,186,695	$(133,809)	n/a	$3,052,886

Managed Futures Premier BHM L.P.

Notes to Financial Statements

September 30, 2015

(Unaudited)

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Futures	$10,297,509	$-	n/a	$10,297,509
Forwards	7,586,000	555,243	n/a	8,141,243
Options Purchased	4,044,097	-	n/a	4,044,097

Total Assets	$21,927,606	$555,243	n/a	$22,482,849

Liabilities
Futures	$4,758,861	$-	n/a	$4,758,861
Forwards	14,245,917	-	n/a	14,245,917
Options Written	6,712,022	-	n/a	6,712,022

Total Liabilities	$25,716,800	$-	n/a	$25,716,800

*Net fair value	$(3,789,194)	$555,243	n/a	$(3,233,951)

*	This amount comprises of the “Net unrealized gain/loss on open contracts”, “Options purchased” and “Options written” on the Statements of Financial Condition.

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Trading Company, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 9.6% of the Trading Company’s contracts are traded OTC.

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

September 30, 2015

(Unaudited)

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

September 30, 2015

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company. The Trading Company does not engage in the sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the third quarter of 2015.

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

For the nine months ended September 30, 2015, the Partnership’s capital decreased 50.3% from $186,125,897 to $92,426,268. This decrease was attributable to the redemptions of 1,227.069 General Partner Units totaling $835,169 and redemptions of 104,495.956 Limited Partners Units totaling $66,910,641, coupled with a net loss of $29,896,609, which was partially offset by the subscriptions of 5,957.500 Units totaling $3,942,790. Future redemptions could impact the amount of funds available for investment in the Trading Company in subsequent periods.

The Trading Company’s capital consists of the capital contributions of the members as increased or decreased by realized and/or unrealized gains or losses on commodity futures trading and by expenses, interest income, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2015, the Trading Company’s capital decreased 55.1% from $244,508,946 to $109,900,945. This decrease was attributable to the withdrawals of $101,461,557, coupled with a net loss of $33,146,444. Future withdrawals could impact the amount of funds available for investment in commodity contracts positions in subsequent periods.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

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

Results of Operations

During the Partnership’s third quarter of 2015, the net asset value per Unit for Class A decreased 4.5% from $606.18 to $579.07, as compared to a decrease of 3.0% in the third quarter of 2014. During the Partnership’s third quarter of 2015, the net asset value per Unit for Class D decreased 4.2% from $596.63 to $571.76, as compared a decrease of 2.7% in the third quarter of 2014. During the Partnership’s third quarter of 2015, the net asset value per Unit for Class Z decreased 4.0% from $655.22 to $629.11, as compared to a decrease of 2.5% in the third quarter of 2014. The Partnership, through its investment in the Trading Company, experienced a net trading loss in the third quarter of 2015 of $3,342,515. Losses were primarily attributable to the Trading Company’s trading in metals, global stock index, and agricultural sectors and were partially offset by gains in energy and currency markets. The Partnership, through its investment in the Trading Company, experienced a net trading loss in the third quarter of 2014 of $3,736,629. Losses were primarily attributable to the Trading Company’s trading in commodities and interest rates and were partially offset by gains in currencies and equities.

The most significant losses were experienced within the metals markets during August from long positions in tin and nickel futures as prices declined after data showed China’s factory activity fell to a three-year low, underscoring weakening demand from the world’s biggest metals consumer. Additional losses in this sector were experienced during July from long positions in palladium and platinum futures as prices declined sharply on forecasts that South African mines were increasing production at the fastest pace in two decades. Within the global stock index sector, losses were recorded during July from short positions in U.S. equity index futures as prices moved higher in the latter half of July after data showed the U.S. economy accelerated modestly in the second quarter following a slow start to 2015. Losses were also experienced within the agricultural complex during July from long positions in sugar futures after prices fell as a global supply glut continued to grow. A portion of the Fund’s losses for the quarter was offset by gains achieved within the energy markets during July from short positions in crude oil and its related products as prices declined as U.S. crude supplies rose and OPEC production increased, signaling a global supply surplus will persist. Within the currency sector, gains were recorded during July from short positions in the Brazilian real versus the U.S. dollar as the relative value of the real declined after Brazilian central bankers signaled they would stop raising interest rates, limiting the allure of the nation’s assets to global investors.

During the nine months ended September 30, 2015, the net asset value per Unit for Class A decreased 19.3% from $717.60 to $579.07, as compared to an increase of 10.7% in the same period of 2014. During the nine months ended September 30, 2015, the net asset value per Unit for Class D decreased 18.5% from $701.77 to $571.76, as compared an increase of 12.0% in the same period of 2014. During the nine months ended September 30, 2015, the net asset value per Unit for Class Z decreased 18.1% from $767.72 to $629.11, as compared to an increase of 12.6% in the same period of 2014. The Partnership, through its investment in the Trading Company experienced a net trading loss in the nine months ended September 30, 2015 of $23,950,064. Losses were primarily attributable to the Trading Company’s trading in metals and global stock index markets and were partially offset by gains in currency, agricultural, and energy markets. The Partnership, through its investment in the Trading Company experienced a net trading gain in the nine months ended September 30, 2014 of $31,916,251. Gains were primarily attributable to the Trading Company’s trading in commodities, currencies and equities and were partially offset by losses in interest rates.

The most significant losses were incurred during March and June from long positions in palladium futures as prices fell dramatically on weakening demand from China, increasing supplies, and a strengthening U.S. dollar eroding demand for precious metals. Additional losses during March and May were experienced from long positions in nickel and tin futures as prices declined amid concern of slowing industrial demand from China. Within the global stock index sector, losses were incurred during July from short positions in U.S. equity index futures as prices moved higher in the latter half of July after data showed the U.S. economy accelerated modestly in the second quarter following a slow start to 2015. Additional losses were recorded within this sector during September from long positions in U.S. equity index futures as prices slumped amid increased investor uncertainty leading up to the Federal Reserve’s FOMC meeting in the middle of the month. The Partnership’s trading losses for the first nine months of the year were partially offset by trading gains within the currency sector during March from short positions in the Brazilian real versus the U.S. dollar as the relative value of the real dropped on concern a stalled Brazilian economy and fiscal weakness in Brazil would lead to a sovereign debt downgrade. Additional gains in currencies were recorded during July from short positions in the Brazilian real versus the U.S. dollar as the relative value of the real declined after Brazilian central bankers signaled they would stop raising interest rates, limiting the allure of the nation’s assets to global investors. Within the agricultural markets, gains were experienced during February from long positions in cocoa futures as prices advanced amid speculation of reduced supply following periods of drought and disease in the Ivory Coast and Ghana, the world’s top cocoa growing regions. Additional gains were recorded during April from long positions in cocoa futures as prices rallied from a weakening U.S. dollar and on reports of a fungus outbreak on cocoa farms in West Africa. Within the energy markets, gains were experienced during July from short positions in crude oil and its related products as prices declined as U.S. crude supplies rose and OPEC production increased, signaling a global supply surplus would persist. Gains were also recorded during January and March from short position in crude oil futures as prices fell amid a growing global supply glut.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Trading Company) depends on the Advisor’s ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs, policies, national and international political and economic events, and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership (and the Trading Company) expects to increase capital through operations.

The Trading Company’s cash is on deposit in commodity brokerage accounts with Morgan Stanley and will be maintained in cash, U.S. Treasury bills and/or other permitted investments and segregated as customer funds, to the extent required by the Commodity Futures Trading Commission (“CFTC”) regulations. From time to time, a portion of the Trading Company’s excess cash (the Trading Company’s assets not used for futures interest trading or required margin for such trading) may be invested by MS&Co. in permitted investments chosen by the General Partner from time to time. The Trading Company will receive 100% of the interest income earned on any excess cash invested in permitted investments. For excess cash which is not invested, MS&Co. credits the Trading Company on 100% of the average daily equity maintained in cash in the Trading Company’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month. There was no interest income earned allocated from the Trading Company for the three months ended September 30, 2015 and 2014. The amount of interest income earned by the Partnership depends on the average daily equity in the Trading Company over which neither the Partnership/Trading Company nor MS&Co. has control.

Ongoing placement agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The ongoing placement agent fees rate for the three and nine months ended September 30, 2015 decreased $645,205 and $1,682,141, as compared to the corresponding period in 2014. The decrease in ongoing placement agent fees is due to lower average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

General Partner fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. General Partner fees for the three and nine months ended September 30, 2015 decreased $335,148 and $606,501, respectively, as compared to the corresponding periods in 2014. The decrease in General Partner fees is due to lower average net assets during the three and nine months ended September 30, 2015, as compared to the corresponding periods in 2014.

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

The Value at Risk tables provided present the results of the Partnership’s Value at Risk for each of the Trading Company’s market risk exposures and on an aggregate basis at September 30, 2015 and December 31, 2014.

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

As of September 30, 2015, the Trading Company’s total capitalization was $109,900,945, and the Partnership owned approximately 88.4% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of September 30, 2015 was as follows:

September 30, 2015

			Three months ended September 30, 2015
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk*
Commodity	$13,465,730	12.25%	$13,465,730	$7,346,887	$9,328,336
Equity	69,439	0.07%	1,990,777	57,037	511,259
Currency	1,400,159	1.27%	1,838,141	354,014	763,872
Interest Rate	-	-%	44,825	-	9,929

Total	$14,935,328	13.59%

*	Average of daily VaR.

As of December 31, 2014, the Trading Company’s total capitalization was $244,508,946 and the Partnership owned approximately 77.8% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2014 was as follows:

December 31, 2014

			Twelve months ended December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$39,364,629	16.10%	$43,693,621	$18,663,484	$33,562,241
Currency	1,168,311	0.48%	6,633,967	122,650	2,185,027
Equity	83,769	0.03%	4,581,127	-	2,144,179
Interest Rate	35,888	0.02%	4,170,826	10,139	850,656

Total	$40,652,597	16.63%

*	Average of daily VaR.

Non-Trading Risk

The Trading Company has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

A decline in short-term interest rates would result in a doctrine in the Trading Company’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionally, and multiplier features of the Trading Company’s market-sensitive instruments, in relation to the Trading Company’s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

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

The General Partner’s President (principal executive officer) and CFO (principal financial officer) have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting other than the engagement of an Administrator to provide the services described in Note 1 of Item 1 of this Part under the supervision of the General Partner.

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

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated by the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company. As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.” or the “Company”).

MS&Co. is a wholly owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (the “CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

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

On June 18, 2015, the Company entered into a settlement with the SEC and paid a fine of $500,000 as part of the Municipalities Continuing Disclosure Cooperation Initiative to resolve allegations that the Company failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which the Company acted as senior or sole underwriter.

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that the Company violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Other Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company in the Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. action. On February 18, 2015, the court entered an order setting a number of claims for trial throughout 2016. Claims against the Company have not yet been set for trial. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $61 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $61 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $581 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $581 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against the Company with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company is approximately $358 million. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $694 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied the defendants’ motion to dismiss. On

August 4, 2014, claims regarding two certificates were dismissed by stipulation. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $644 million. On September 12, 2014, the Company filed a notice of appeal from the denial of the motion to dismiss. On January 12, 2015, the Company filed an amended answer to the complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $277 million, and the certificates had incurred actual losses of approximately $81 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $277 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, the plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company appealed from the portion of the Court’s decision denying the Company’s motion to dismiss. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $29 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $29 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the United States District Court for the Southern District of New York (“SDNY”). The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs was approximately $417 million. The complaint alleges causes of action against the Company for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint. On December 15, 2014, defendants answered the amended complaint. At September 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $194 million, and the certificates had incurred actual losses of $31 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $194 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or rescissionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

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

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $141 million. On July 28, 2015, the parties reached an agreement to settle the litigation, and on August 12, 2015, the plaintiff filed a stipulation of discontinuance with prejudice.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2014 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2015, there were subscriptions of 1,681.034 Units of Class A totaling $1,010,668 and 38.155 Units of Class Z totaling $25,000. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class D (a) Total Number of Units Purchased*	Class D (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
July 1, 2015 - July 31, 2015	7,829.420	$598.63	5,127.494	$589.82	138.031	$648.15	N/A	N/A
August 1, 2015 - August 31, 2015	9,354.482	$576.75	-	$568.88	13.039	$625.54	N/A	N/A
September 1, 2015 - September 30, 2015	7,428.039	$579.07	-	$571.76	194.252	$629.11	N/A	N/A
	24,611.941	$584.41	5,127.494	$589.82	345.322	$636.58	N/A	N/A

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

Date: November 12, 2015

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer
(Principal Accounting Officer)

Date: November 12, 2015

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.