Form 10-K
period 2015-12-31
Managed Futures Premier Macro L.P.
filed 2016-03-28
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _______

Commission File Number 000-54284

MANAGED FUTURES PREMIER MACRO L.P.

(formerly, MANAGED FUTURES PREMIER BHM L.P.)

(Exact name of registrant as specified in its charter)

Delaware	27-3371689
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Ceres Managed Futures LLC

522 Fifth Avenue

New York, New York 10036

(Address and Zip Code of principal executive offices)

(855) 672-4468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Redeemable Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑    No  ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

Redeemable Units of Limited Partnership Interest with an aggregate value of $112,826,366 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 29, 2016, there were 103,717.964 Limited Partnership Redeemable Units of Class A outstanding, 15.414 Limited Partnership Redeemable Units of Class D outstanding and 482.306 Limited Partnership Redeemable Units of Class Z outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

Documents Incorporated	Part of Form 10-K
Annual Report to Managed Futures Premier Macro L.P.
Limited Partners for the year ended December 31, 2015	II, III, and IV

PART I

Item 1. Business.

(a) General Development of Business. Managed Futures Premier Macro L.P. (formerly, Managed Futures Premier BHM L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of Delaware on August 23, 2010, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The Partnership commenced trading on November 1, 2010. The commodity interests that are traded by the Partnership, through its investment in the Trading Company (as defined below), are volatile and involve a high degree of market risk. The Partnership is authorized to sell an unlimited number of units of limited partnership interest (“Redeemable Units”) on a continuous basis.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings.

On November 1, 2010, the Partnership allocated substantially all of its capital to Morgan Stanley Smith Barney BHM I, LLC (the “Trading Company”), a limited liability company organized under the limited liability company law of the State of Delaware. The Trading Company was formed to permit accounts managed by Blenheim Capital Management, L.L.C. (“Blenheim” or the “Advisor”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, discretionary trading program, to invest together in one trading vehicle. A description of the trading activities and focus of the Trading Advisor is included on page 20 under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The General Partner is also the trading manager of the Trading Company. Individual and pooled accounts currently managed by the General Partner, including the Partnership, are permitted to be members of the Trading Company. The General Partner and the Advisor believe that trading through this Trading Company/feeder structure promotes efficiency and economy in the trading process.

On February 1, 2011, the Redeemable Units offered pursuant to the Partnership’s limited partnership agreement, as amended from time to time (the “Limited Partnership Agreement”), were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. In addition, beginning on February 1, 2011, Class D Redeemable Units were offered. Beginning August 1, 2011, Class Z Redeemable Units were offered to certain employees of Morgan Stanley Smith Barney LLC and its affiliates (and their family members). Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner of the Partnership (each a “Limited Partner” or collectively the “Limited Partners”) receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Redeemable Units to investors at its discretion.

Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management. This entity previously acted as a non-clearing broker for the Trading Company and currently serves as the placement agent to the Partnership (the “Placement Agent”). The clearing commodity broker for the Trading Company is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

The financial statements of the Trading Company, including the Condensed Schedules of Investments, are included herein and should be read together with the Partnership’s financial statements.

At December 31, 2015 and 2014, the Partnership owned approximately 91.5% and 77.8% of the Trading Company, respectively. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forward, and option contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges.

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership, in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership will be liquidated upon certain circumstances as defined in the limited partnership agreement of the Partnership, as amended from time to time (the “Limited Partnership Agreement”).

During June 2015, the General Partner determined to invest a portion of the Partnership’s and the Trading Company’s excess cash (the Partnership and the Trading Company’s assets not used for futures interest trading or required margin for such trading) in United States (“U.S.”) Treasury bills and/or other permitted investments. The Trading Company receives interest on U.S. Treasury bills at the relevant coupon rate. There will be no change to the treatment of the excess cash not invested in U.S. Treasury bills or other permitted investments. The General Partner intends to hold the U.S. Treasury bills until maturity, but in the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and the Trading Company may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and the Trading Company’s accounts in order to avoid early liquidation of U.S. Treasury bills. The General Partner may also determine to invest up to all of the Partnership’s assets in money market mutual funds managed by Morgan Stanley or its affiliates.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnished certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintained certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner’s fee it receives, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

Under the Limited Partnership Agreement, the General Partner administers the business and affairs of the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to approximately 1% of the net assets of the Partnership. The Partnership will pay the General Partner a monthly General Partner fee (formerly, the Administrative fee) in return for its services to the Partnership equal to 1/12th of 1% (1.0% per year) of the net assets of the Partnership at the beginning of each month.

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

Subscribers of Redeemable Units will not be charged an initial sales commission, but the Partnership will, however, pay the Placement Agent ongoing compensation on a monthly basis equal to a percentage of the each investor’s aggregate principal investment in the Partnership as adjusted for additional subscriptions, redemptions, and exchanges per the following schedule:

Class of Redeemable Units	Aggregate Investment	Annualized Rate (%)
A	Up to $4,999,999	2.00%
D	$5,000,000 and above	0.75%
Z	All	0%

The Placement Agent will pay a portion of the ongoing placement agent fee it receives from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Redeemable Units to the Limited Partner. The Partnership will not pay an ongoing placement agent fee with respect to Limited Partners holding Class Z Redeemable Units.

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests as described in Item 1(a) above. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 is set forth under “Item 6. Selected Financial Data.”

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

(f) Reports to Security Holders. Not applicable.

(g) Enforceability of Civil Liabilities Against Foreign Persons. Not applicable.

(h) Smaller Reporting Companies. Not applicable.

Item 1A. Risk Factors.

THE REDEEMABLE UNITS IN THE PARTNERSHIP ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. THEY ARE SUITABLE ONLY FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

Risks Relating to the Partnership and the Offering of Redeemable Units

Single-Advisor Funds Lack the Diversity of Multi-Advisor Funds. The Partnership is managed by a single trading advisor. Therefore, the Partnership lacks the potential benefit of trading advisor diversification available in funds that are managed by more than one trading advisor.

You Should Not Rely on Past Performance of the General Partner or Blenheim In Deciding To Purchase Redeemable Units. The past investment performance of other entities managed by the General Partner and Blenheim is not necessarily indicative of the Partnership’s or the Trading Company’s future results. No assurance can be given that the General Partner will succeed in meeting the investment objectives of the Partnership. You may lose all or substantially all of your investment in the Partnership.

The General Partner believes that past performance of Blenheim may be of interest to prospective investors, but encourages you to look at such information as an example of the respective objectives of Ceres and Blenheim rather than as any indication that the Partnership’s objectives will, in fact, be achieved.

The Trading Company and Partnership Incur Substantial Charges. The Trading Company must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Trading Company is required to pay brokerage commissions and monthly management fees to Blenheim regardless of its performance. In addition, the Trading Company pays Blenheim an incentive fee equal to 20% of trading profits. As a Limited Partner in the Partnership, you will be indirectly responsible for the expenses paid by the Trading Company. The Partnership pays the General Partner’s fee, and pays the Placement Agent’s ongoing compensation. In addition, the Partnership pays the administrative, operating, offering and organizational expenses of the Partnership and the Trading Company’s [pro rata] share of such expenses as incurred, not to exceed 0.25% annually of the net assets of the Partnership. To the extent that such administrative, operating, offering and organizational expenses exceed 0.25% annually of the net assets of the Partnership, the General Partner or the Placement Agent will pay such expenses.

Incentive Fees may be Paid by the Trading Company Even Though the Trading Company Sustains Trading Losses. The Trading Company pays Blenheim an incentive fee based upon the New Trading Profits it generates for the Trading Company. These New Trading Profits include unrealized gains on open positions. Accordingly, it is possible that the Trading Company will pay an incentive fee on New Trading Profits that do not become realized. Also, Blenheim will retain all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee. Due to the fact that incentive fees are paid quarterly, it is possible that an incentive fee may be paid to Blenheim during a year in which the assets allocated to Blenheim suffer a loss for the year. Because Blenheim receives an incentive fee based on the New Trading Profits, Blenheim may have an incentive to make investments that are riskier than would be the case in the absence of such an incentive fee being paid to Blenheim based on New Trading Profits.

Restricted Investment Liquidity in the Redeemable Units. There is no secondary market for the Redeemable Units, and you may not redeem your Redeemable Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Redeemable Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the Redemption Date, and (b) the General Partner’s receipt of your Request for Redemption in such manner as determined by the General Partner no later than 3:00 P.M., New York City time, on the third Business Day before the end of the month, although the General Partner may accept requests for redemption at other times in its sole discretion. The General Partner will not permit a transfer, sale, pledge or assignment of Redeemable Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association or publicly traded partnership taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Redeemable Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Redeemable Units in violation of the Partnership Agreement will be ineffective.

General Partner Redemptions. The General Partner has a right to redeem all or part of its investment in the Partnership at any time without notice to the Limited Partners. For any such redemption, the General Partner will redeem its Redeemable Units at the end of the month in the same manner as any Limited Partner would follow to redeem Redeemable Units. Additionally, the General Partner has the right to redeem Redeemable Units it holds in the event redemptions for Limited Partners are suspended.

The Partnership’s Structure Has Conflicts of Interest.

•

The General Partner, Morgan Stanley, the Placement Agent, MS&Co. and Morgan Stanley Capital Group Inc. (“MSCG”) are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Redeemable Units have not been negotiated independently. The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates. Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of Morgan Stanley and its managed futures business operated by the General Partner.

•

Employees of the Placement Agent receive a portion of the ongoing placement agent fee paid by the Partnership or, for consulting clients, they receive the fees and expenses described in such consulting client’s consulting agreement. Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Redeemable Units.

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

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s account in excess of the rate specified in the Private Placement Memorandum. That could create an incentive for the General Partner to retain excess cash in cash instead of permitted investments.

•	The General Partner may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

No specific policies regarding conflicts of interest have been adopted by the General Partner, the Placement Agent, the Partnership, the Trading Company or any of their affiliates, and you will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

An Investment in Redeemable Units May Not Diversify an Overall Portfolio. Because futures, forwards and options have historically performed independently of traditional investments in equities and bonds, the General Partner believes that managed futures funds like the Partnership can diversify a traditional portfolio of equities and bonds. However, the General Partner cannot assure you that the Partnership will perform with a significant degree of non- or low-correlation to your other investments in the future. You may lose your entire investment in the Partnership.

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

The Redeemable Units are not being offered by the Banks, and as such: (1) are not Federal Deposit Insurance Corporation (“FDIC”) insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds,”. The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

Morgan Stanley is continuing to assess the impact of the Final Rule on itself and all of its subsidiaries and affiliates. The Final Rule will, among other things, limit or prohibit certain employees of Morgan Stanley and its subsidiaries and affiliates, including the General Partner, and their investment vehicles from investing in or co-investing with the Partnership and/or the Trading Company. Structural changes, such as with respect to governance arrangements for the Partnership and/or the Trading Company, could also be required. To the extent that the General Partner determines that any activities or investments of the Partnership and/or the Trading Company are impermissible under the Final Rule, the General Partner is required to conform such activities and investments by July 21, 2015, subject to an extended conformance period (expected to end on July 21, 2017) for certain relationships and investments in place prior to 2014, at or before the end of which such legacy relationship and investments must be conformed, and the Partnership and the Trading Company must be in full compliance with the Final Rule. It should be noted that each of the regulators has discretion to interpret the Final Rule with respect to the entities regulated by each such regulator, and there are numerous interpretive questions to be resolved in regulatory commentary, so there remains some uncertainty as to how various aspects of the Final Rule may be applied.

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

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest, pursuant to a particular Volcker Rule exemption. At or before the end of the applicable conformance period, such general prohibitions will restrict certain transactions and relationships between Morgan Stanley affiliates and the Partnership, which could require restructuring of those relationships and/or result in increased costs.

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

THE REDEEMABLE UNITS ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK. THEY ARE SUITABLE ONLY FOR PERSONS WHO CAN AFFORD TO LOSE THEIR ENTIRE INVESTMENT.

Other Federal Agencies, Including the SEC and the CFTC, Regulate Certain Activities of the Partnership and General Partner. Regulatory changes other than banking regulations could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject. The Dodd-Frank Act, among other things, grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Dodd-Frank Act, including comprehensive regulation of the OTC derivatives market and certain foreign exchange transactions. The implementation of the Dodd-Frank Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs. In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities. Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures. As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities.

Other potentially adverse regulatory initiatives could develop suddenly and without notice.

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents. Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and/or the Trading Company’s ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Partnership to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the advisor or other third-party service providers.

The General Partner May Determine to Invest Up To All of the Partnership’s and/or the Trading Company’s Assets in United States Treasury Bills and/or Money Market Mutual Fund Securities. The General Partner has invested a portion, and may determine to invest up to all, of the Partnership’s and/or the Trading Company’s assets in United States Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership and/or the Trading Company, as applicable, will retain all interest income earned on Treasury bills and money market mutual fund securities purchased.

In the event that the General Partner is required to liquidate Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and/or the Trading Company may incur a loss on such Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and/or the Trading Company’s accounts in order to meet margin requirements and avoid early liquidation of Treasury bills.

Although a money market mutual fund currently seeks to preserve the value of each of its shares at $1.00 per share, it is possible to incur losses when investing in a money market mutual fund. An investment in a money market mutual fund is not insured or guaranteed by any government agency. A money market mutual fund may experience significant pressures from, among other things, shareholder redemptions, issuer credit downgrades and illiquid markets. There have been some money market mutual funds that have “broken the buck,” which means that, upon redemption, investors in those funds did not receive $1.00 per share for their investments in those funds. Recent rule amendments adopted by the SEC will require certain money market mutual funds to implement floating net asset values in the future that will not preserve the value of each of its shares at $1.00 per share. The implementation of these rule amendments may impact the Partnership’s use of these money market mutual funds for capital preservation purposes.

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

Since the Trading Company already manages sizable assets in the commodity markets, it is possible that the Partnership may encounter illiquid situations. It is impossible to quantify the frequency or magnitude of these risks, however, especially because the conditions often occur unexpectedly.

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

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and the Trading Company is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts with MS&Co. and is at risk with respect to the creditworthiness and trading practices of MS&Co. as the counterparty to the contracts.

Forward Foreign Currency and Spot Contracts Historically Were Not Regulated When Traded Between Certain “Eligible Contract Participants” and Are Subject to Credit Risk. The Partnership may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities). These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the Commodity Exchange Act. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Act. The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.” The CFTC has been granted authority to regulate all swaps, but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants. In November 2012, the U.S. Treasury Department determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements. Therefore, the Partnership will not receive the full benefit of CFTC regulation for certain of their foreign currency trading activities.

The percentage of the Trading Company’s positions that are expected to constitute foreign currency forwards and foreign currency swaps can vary substantially from month to month.

Trading Swaps Creates Distinctive Risks. Blenheim may trade in certain swaps. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared and executed on an exchange or other organized trading platform. In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared and executed on an exchange or other organized trading platform. Until such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require the Trading Company to deposit initial margin and variation margin as collateral to support the Trading Company’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership. If the counterparty to such a swap defaults, the Trading Company would be a general unsecured creditor for any termination amounts owed by the counterparty to the Trading Company as well as for any collateral deposits in excess of the amounts owed by the Trading Company to the counterparty, which would likely result in losses to the Partnership.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps which will impose certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. These rules require, among other things, daily two-way margin (posting and collecting) for all trades between covered swap entities (“CSEs”) and swap dealers (“SDs”) and major swap participants (“MSPs”), and daily two-way margin for all trades between CSEs and financial end users that have over $8 billion in gross notional exposure in uncleared swaps. The rules also require daily cash payments for all trades between CSEs and SD/MSPs and daily posting for all trades between SD/MSPs and financial end users. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

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

Central Clearing Parties Could Fail. Central clearing parties are highly capitalized. Cleared transactions are supported by initial and variation margin. As a result, failure of a central clearing party is highly unlikely. If a central clearing party were to fail, however, the impact on the financial system in general and on the Partnership’s positions in particular is uncertain and could affect a large portion of the market.

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

The Partnership is Subject to Speculative Position Limits. U.S. exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, Blenheim may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Trading Company. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Trading Company. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed, in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. Those comment periods have also closed, and the date for the CFTC’s final rules is unknown. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Trading Company’s trading for the Partnership.

The Partnership has Credit Risk to the Commodity Brokers. The Trading Company has credit risk because the commodity brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of the Trading Company’s assets. As such, in the event that the commodity brokers are unable to perform, the Partnership’s assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are fair-valued on a daily basis, with variations in value credited or charged to the Trading Company’s account on a daily basis. The commodity brokers, as futures commission merchants for the Trading Company’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Trading Company’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Trading Company may only recover a portion of the available customer funds. If no property is available for distribution, the Trading Company would not recover any of its assets. With respect to the Partnership’s OTC foreign exchange contracts and uncleared swaps with MS&Co. prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps which will impose certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. These rules require, among other things, daily two-way margin (posting and collecting) for all trades between covered swap entities (“CSEs”) and swap dealers (“SDs”) and major swap participants (“MSPs”), and daily two-way margin for all trades between CSEs and financial end users that have over $8 billion in gross notional exposure in uncleared swaps. The rules also require daily cash payments for all trades between CSEs and SD/MSPs and daily posting for all trades between SD/MSPs and financial end users. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

Risks Relating to Blenheim

You should not rely on the past performance of Blenheim in deciding to purchase Redeemable Units. Since the future performance of Blenheim is unpredictable, Blenheim’s past performance is not necessarily indicative of future results.

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

Blenheim may Terminate its Advisory Agreement. The advisory agreement with Blenheim automatically renews every three months unless terminated by Ceres or Blenheim. In the event the advisory agreement is not renewed, Ceres may not be able to enter into an arrangement with Blenheim or another trading advisor on terms substantially similar to the advisory agreement.

Disadvantages of Replacing or Switching Trading Advisors. Blenheim is required to recoup previous trading losses before it can earn performance-based compensation. However, Ceres may elect to replace Blenheim if it has a “loss carry- forward.” In that case, the Trading Company would lose the “free ride” of any potential recoupment of the prior loses. In addition, the new trading advisor(s) would earn performance-based compensation on the first dollars of investment profits. The effect of the replacement of or the reallocation of assets away from Blenheim therefore could be significant.

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to over $327.3 billion as of December 31, 2015 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for Blenheim to obtain the best prices for the Partnership.

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

Taxation Risks

You May Have Tax Liability Attributable To Your Interest in the Partnership Even If You Have Received No Distributions and Redeemed No Redeemable Units and Even if the Partnership Generated a Loss. If the Partnership has profit for a taxable year, the profit will be includible in your taxable income, whether or not cash or other property is actually distributed to you by the Partnership. The General Partner presently does not intend to make any distributions from the Partnership. Accordingly, it is anticipated that U.S. federal income taxes on your allocable share of the Partnership’s profits will exceed the amount of distributions to you, if any, for a taxable year, so that you must be prepared to fund any tax liability from redemptions of Redeemable Units or other sources. In addition, the Partnership may have capital losses from trading activities that cannot be deducted against the Partnership’s ordinary income (e.g., interest income, periodic net swap payments) so that you may have to pay taxes on ordinary income even if the Partnership generates a net loss.

The Partnership’s Tax Returns Could be Audited. The IRS could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, Limited Partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to new legislation effective for tax years beginning on or after January 1, 2018, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

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

Non-U.S. Investors May Face Exchange Rate Risk and Local Tax Consequences. Non-U.S. investors should note that Redeemable Units are denominated in U.S. dollars and that changes in rates of exchange between currencies may cause the value of their investment to decrease or to increase. Non-U.S. investors should consult their own tax advisors concerning the applicable U.S. and foreign tax implications of this investment.

Item 1B. Unresolved Staff Comments.

None.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Securities Exchange Act of 1934 (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

On February 25, 2015, the Company reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against the Company. That settlement was finalized on February 10, 2016.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that the Company made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV (defined below), which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes the Company’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. The Company does not agree with these conclusions and has presented defenses to them to the CAAG.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to the Company alleging that the Company knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that the Company pay ILAG approximately $88 million. The Company and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by the Company. NYAG indicated that the lawsuit would allege that the Company misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. The Company and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against the Company in connection with trading by one of the Company’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that the Company violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that the Company violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, the Company consented to and became the subject of an order by the CFTC to resolve allegations that the Company violated CFTC Regulation 22.9(a) by failing to hold sufficient U.S. Dollars in cleared swap segregated accounts in the U.S. to meet all U.S. Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while the Company at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of U.S. dollars, to meet its U.S. dollar obligations. In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, the Company accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against the Company and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by the Company was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied the Company’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against the Company and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by the Company at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against the Company with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against the Company, certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part the Company’s motion to dismiss the complaint. The Company perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against the Company and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiff was approximately $132 million. The complaint alleges causes of action against the Company for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part the Company’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by the Company or sold to plaintiff by the Company was approximately $116 million. On August 26, 2015, the Company perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, or upon sale, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against the Company and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against the Company.

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

On October 25, 2010, the Company, certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY, styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012, and alleges that the defendants made untrue statements and material omissions in the sale to the plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten, and/or sold by the Company was approximately $758 million. The amended complaint raised common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory, and/or recessionary damages, as well as punitive damages, associated with the plaintiffs’ purchases of such certificates. On April 11, 2014, the parties entered into a settlement agreement.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against the Company and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, recessionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against the Company and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that the Company and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Redeemable Units.

(b)	Holders. The number of holders of Redeemable Units as of February 29, 2016 was 1,388.

(c)	Dividends. The Partnership did not declare any distribution in 2015 or 2014. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities — Use of Proceeds from Registered Securities. For the year ended December 31, 2015, there were subscriptions of 6,387.378 Redeemable Units of Class A totaling $4,177,840 and 101.458 Redeemable Units of Class Z totaling $71,818. For the year ended December 31, 2014, there were subscriptions of 38,167.023 Redeemable Units of Class A totaling $30,371,880 and 59.943 Redeemable Units of Class Z totaling $55,290. For the year ended December 31, 2013, there were subscriptions of 40,881.322 Redeemable Units of Class A totaling $30,867,693, 196.302 Redeemable Units of Class D totaling $141,247 and 150.346 Redeemable Units of Class Z totaling $116,733. The Redeemable Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Redeemable Units were purchased by accredited investors as described in Regulation D. Proceeds from the additional subscriptions of Redeemable Units are used in the trading of commodity interests including futures contracts, swaps, options and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Redeemable Units for each Class by the Partnership.

Period	Class A (a) Total Number of Redeemable Units Purchased*	Class A (b) Average Price Paid per Redeemable Unit**	Class D (a) Total Number of Redeemable Units Purchased*	Class D (b) Average Price Paid per Redeemable Unit**	Class Z (a) Total Number of Redeemable Units Purchased*	Class Z (b) Average Price Paid per Redeemable Unit**	(c) Total Number of Redeemable Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Redeemable Units that May Yet be Purchased Under the Plans or Programs
October 1, 2015 - October 31, 2015	8,169.586	$597.50	-	$590.56	16.444	$650.18	N/A	N/A
November 1, 2015 - November 30, 2015	22,822.505	$572.82	516.497	$566.79	266.640	$624.40	N/A	N/A
December 1, 2015 - December 31, 2015	7,244.728	$560.60	160.478	$555.33	87.390	$612.13	N/A	N/A
	38,236.819	$575.78	676.975	$564.07	370.474	$622.65	N/A	N/A

*

Generally, limited partners are permitted to redeem their Redeemable Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date, the General Partner has not exercised this right. Purchases of Redeemable Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Redeemable Units are affected as of the last day of each month at the net asset value per Redeemable Unit as of that day.

Item 6. Selected Financial Data.

Total trading results allocated from Trading Company, total interest income allocated from Trading Company, total expenses (net of Expenses borne by the General Partner), net income (loss), and increase (decrease) in net asset value per Redeemable Unit for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 and net asset value per Redeemable Unit and total assets at December 31, 2015, 2014, 2013, 2012, and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results allocated from Trading Company	(25,002,793)	7,200,378	6,956,919	(7,050,529)	(60,165,783)
Total interest income allocated from Trading Company	-	-	1,853	(37,961)	(40,509)
Total expenses (net of Expenses borne by the General Partner)	(7,250,848)	(12,391,620)	(15,481,398)	(17,908,344)	(13,754,594)

Net income (loss)	$(32,253,641)	$(5,191,242)	$(8,522,626)	$(24,996,834)	$(73,960,886)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(157.00)	$(19.35)	$(26.98)	$(67.29)	$(246.94)

Class D	$(146.44)	$(8.19)	$(9.58)	$(45.85)	$(234.61)

Class Z	$(155.59)	$(3.15)	$(4.55)	$(43.22)	$(181.36)

Net asset value per Redeemable Unit:
Class A	$560.60	$717.60	$736.95	$763.93	$831.22

Class D	$555.33	$701.77	$709.96	$719.54	$765.39

Class Z	$612.13	$767.72	$770.87	$775.42	$818.64

Total assets	$71,951,672	$190,332,186	$217,369,680	$271,436,225	$270,589,333

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the period January 1, 2015 through December 31, 2015, the approximate average market sector allocation for the Partnership was approximately as follows: Interest Rate 0.2%; Currency 5.2%; Equity 4.2%; and Commodity 90.4%.

(a)  Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Trading Company. Such assets are deposited in the Trading Company’s trading account with MS&Co. or its affiliates. The funds in such account are available for margin and are used to engage in futures interest trading pursuant to instructions provided by Blenheim. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade futures interests indirectly through the investment in the Trading Company, it is expected that the Trading Company will continue to own such liquid assets for margin purposes. The Trading Company does not engage in sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Trading Company. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2015.

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

From January 1, 2015 through December 31, 2015, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 12.0%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Trading Company.

In the normal course of business, the Partnership, through its investment in the Trading Company, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or OTC. Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 19.6% of the Trading Company’s contracts are traded OTC.

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

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law. (See also Item 8. “Financial Statements and Supplementary Data” for further information on financial instrument risk included in the notes to the financial statements.)

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

(ii)

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income or losses allocated from the Trading Company on trading and by expenses, interest income allocated from the Trading Company, redemptions of Redeemable Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees, advisory fees and administrative fees. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income payable by MS&Co. is dependent upon interest rates over which the Partnership has no control.

(iii)	There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to the Partnership’s capital resource arrangements at the present time.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of its Redeemable Units at their net asset value as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2015, 136,448.827 Redeemable Units of Class A were redeemed totaling $85,086,353, 5,804.469 Redeemable Units of Class D were redeemed totaling $3,406,145, 1,526.928 Redeemable Units of Class Z were redeemed totaling $1,046,575 and 1,227.069 General Partner Redeemable Units of Class Z were redeemed totaling $835,169. For the year ended December 31, 2014, 65,930.869 Redeemable Units of Class A were redeemed totaling $50,460,031 and 356.588 Redeemable Units of Class Z were redeemed totaling $285,860 and 502.518 General Partner Redeemable Units of Class Z were redeemed totaling $436,316. For the year ended December 31, 2013, 98,197.688 Redeemable Units of Class A were redeemed totaling $73,675,910, 3,958.153 Redeemable Units of Class D were redeemed totaling $2,826,730, 1,140.969 Redeemable Units of Class Z were redeemed totaling $889,053 and 252.000 General Partner Redeemable Units of Class Z were redeemed totaling $200,532.

For the year ended December 31, 2015, there were subscriptions of 6,387.378 Redeemable Units of Class A totaling $4,177,840 and 101.458 Redeemable Units of Class Z totaling $71,818. For the year ended December 31, 2014, there were subscriptions of 38,167.023 Redeemable Units of Class A totaling $30,371,880 and 59.943 Redeemable Units of Class Z totaling $55,290. For the year ended December 31, 2013, there were subscriptions of 40,881.332 Redeemable Units of Class A totaling $30,867,693, 196.302 Redeemable Units of Class D totaling $141,247 and 150.346 Redeemable Units of Class Z totaling $116,733.

(c)  Results of Operations.

For the year ended December 31, 2015, the net asset value per Redeemable Unit for Class A decreased 21.9% from $717.60 to $560.60, the net asset value per Redeemable Unit for Class D decreased 20.9% from $701.77 to $555.33, and the net asset value per Redeemable Unit for Class Z decreased 20.3% from $767.72 to $612.13. For the year ended December 31, 2014, the net asset value per Redeemable Unit for Class A decreased 2.6% from $736.95 to $717.60, the net asset value per Redeemable Unit for Class D decreased 1.2% from $709.96 to $701.77, and the net asset value per Redeemable Unit for Class Z decreased 0.4% from $770.87 to $767.72. For the year ended December 31, 2013, the net asset value per Redeemable Unit for Class A decreased 3.5% from $763.93 to $736.95, the net asset value per Redeemable Unit for Class D decreased 1.3% from $719.54 to $709.96, and the net asset value per Redeemable Unit for Class Z decreased 0.6% from $775.42 to $770.87.

The Partnership, through its investment in the Trading Company, experienced a net trading loss of $25,002,793 before fees and expenses for the year ended December 31, 2015. Losses were primarily attributable to the Trading Company’s trading in metals and global stock index markets and were partially offset by gains in agricultural, currency and energy. The net trading gain or loss for the Partnership is discussed on page 36 under Item 8. “Financial Statements and Supplementary Data.”

The most significant losses were incurred during March and June from long positions in palladium futures as prices fell dramatically on weakening demand from China, increasing supplies, and a strengthening U.S. dollar eroding demand for precious metals. Losses within the metals markets during November were experienced from long positions in palladium futures as prices slumped as investors liquidated positions in anticipation of further falls in the precious metals complex spurred by a strong U.S. dollar. Additional losses within this sector were experienced during March and May from long positions in nickel and tin futures as prices declined amid concern of slowing industrial demand from China. Within the global stock index sector, losses were incurred during July from short positions in U.S. equity index futures as prices moved higher in the latter half of July after data showed the U.S. economy accelerated modestly in the second quarter following a slow start to 2015. Additional losses were recorded within this sector during September and October from long positions in U.S. equity index futures as prices fell amid increased investor uncertainty leading up to the Federal Reserve’s FOMC meeting in the middle of the month. The Partnership’s trading losses for the year were partially offset by trading gains within the agricultural markets during February from long positions in cocoa futures as prices advanced amid speculation of reduced supply following periods of drought and disease in the Ivory Coast and Ghana, the world’s top cocoa growing regions. Additional gains were achieved during October from long positions in cocoa futures as El Nino weather patterns threatened crops in West Africa with extreme dry conditions. Gains were also recorded during April from long positions in cocoa futures as prices rallied on a weakening U.S. dollar. Within the currency sector, gains were recorded during March from short positions in the Brazilian real versus the U.S. dollar as the relative value of the real dropped on concern a stalled Brazilian economy and fiscal weakness in Brazil would lead to a sovereign debt downgrade. Additional gains in currencies were recorded during July from short positions in the Brazilian real versus the U.S. dollar as the relative value of the real declined after Brazilian central bankers signaled they would stop raising interest rates, limiting the allure of the nation’s assets to global investors. Within the energy markets, gains were experienced during July from short positions in crude oil and its related products as prices declined as U.S. crude supplies rose and OPEC production increased, signaling a global supply surplus would persist. Gains were also recorded in the energy markets during January and March from short position in crude oil futures as prices fell amid a growing global supply glut.

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

Ongoing placement agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The ongoing placement agent fees for the three and twelve months ended December 31, 2015 decreased $588,089 and $2,270,230, respectively, as compared to the corresponding periods in 2014. The decrease in ongoing placement agent fees is due to lower average net assets during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

General Partner fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. General Partner fees for the three and twelve months ended December 31, 2015 decreased $306,289 and $912,790, respectively, as compared to the corresponding periods in 2014. The decrease in General Partner fees is due to lower average net assets during the three and twelve months ended December 31, 2015, as compared to the corresponding periods in 2014.

Management and incentive fees are borne by the Trading Company.

The Partnership pays the ongoing administrative, operating and organizational expenses of the Partnership and the Partnership’s pro rata share of such expenses of the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the Net Assets of the Partnership. In addition, the initial organization costs were not subject to the 0.25% limitation. To the extent that such ongoing administrative, operating and organizational expenses exceed 0.25% annually of the net assets of the Partnership, the General Partner or the Placement Agent will pay such expenses, as reflected in the Statement of Income and Expenses as Expenses borne by the General Partner.

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

The most significant trading gains for the year were recorded within the agricultural markets from long futures positions in cocoa as prices advanced throughout a majority of the third quarter and into the fourth quarter amid higher demand for the commodity. Gains were also recorded during April from long futures positions in cocoa as prices rallied on speculation supplies from the Ivory Coast were to be limited. Further gains were achieved during June, July, September, and December from short positions in soybean futures as prices declined. Within the global stock index sector, gains were recorded during April from long positions in Asian equity index futures as prices advanced amid optimism central banks in the region would maintain loose monetary policies to boost economic growth. Additional gains were experienced during the fourth quarter from long positions in the sector. The Partnership’s trading gains for the year were mitigated by losses incurred in the currency sector from short Euro positions versus the U.S. dollar as the value of the Euro advanced during April amid speculation the European Central Bank would provide further stimulus should economic conditions in the region deteriorate. Further currency losses were incurred during June and July from short positions in the Euro as its value continued to increase against the U.S. dollar. Losses were also recorded during June from short positions in the Japanese yen versus the U.S. dollar as the value of the yen rose on speculation the Bank of Japan might limit its monetary stimulus program to a two-year period. In the interest rate sector, losses were recorded during February from short futures positions in U.S. 30- year Treasury bonds and U.S. 10-year and 5-year Treasury notes as prices advanced after European Central Bank (“ECB”) President Mario Draghi said euro-area economic data showed weakness at the start of the year, increasing demand for the relative “safety” of government debt globally. Further losses were incurred in March from short futures positions in these markets as global fixed income prices pushed higher. Within the energy markets, losses were during June, July, and August from short futures positions in WTI crude oil as prices rallied amid tensions in the Middle East, which spurred concern the flow of supplies from that region would potentially be disrupted. Smaller trading losses for the year were recorded in metals as profits recorded from long positions in palladium, platinum, and tin primarily during January, July, and August were offset by losses experienced in these metals during April and November.

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

(d)  Off-Balance Sheet Arrangements. The Partnership does not have any off-balance sheet arrangements that would affect its liquidity or capital resources.

(e)  Contractual Obligation. The Partnership does not have any contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

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

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Trading Company is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

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

(g)  Critical Accounting Policies.

Partnership’s Investments. The Partnership carries its investment in the Trading Company at fair value based on the Partnership’s (1) net contribution to the Trading Company and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Trading Company. The financial statements of the Trading Company, including its condensed schedules of investments, are included elsewhere in the report and should be read in conjunction with the Partnership’s financial statements.

Trading Company’s Investments. All commodity interests of the Trading Company, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Trading Company’s Statements of Income and Expenses.

Trading Company’s Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

The Trading Company considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the Trading Manager’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Futures Contracts. The Trading Company trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Trading Company each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Trading Company. When the contract is closed, the Trading Company records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Trading Company’s Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Trading Company agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Trading Company’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Trading Company’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Trading Company’s Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Trading Company are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Trading Company each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Trading Company. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Trading Company records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Trading Company’s Statements of Income and Expenses.

Options. The Trading Company may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Trading Company writes an option, the premium received is recorded as a liability in the Trading Company’s Statements of Financial Condition and marked to market daily. When the Trading Company purchases an option, the premium paid is recorded as an asset in the Trading Company’s Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Trading Company’s Statements of Income and Expenses.

(h)  Subsequent Events.

The General Partner has performed its evaluation of subsequent events through the date of filing, and has determined that, other than as described below, there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Effective January 22, 2016, the General Partner, on behalf of the Partnership, entered into a management agreement with Willowbridge Associates Inc. (“Willowbridge”), trading advisor of the CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). The Partnership will pay Willowbridge a monthly fee for professional management services equal to 1/12th of 1.5% (1.5% per year) of the Net Assets of the Partnership as of the first day of each month allocated to Willowbridge. The Partnership is also obligated to pay Willowbridge an incentive fee, payable quarterly, equal to 20% of new trading profits. Pursuant to the management agreement, Willowbridge will not be entitled to be paid an incentive fee until Willowbridge has recouped the Partnership’s loss carryforward incurred as of February 1, 2016 and has earned new trading profits.

Effective January 31, 2016, Ceres terminated the management agreement among BHM I, LLC, the General Partner and Blenheim, pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets. Consequently, Blenheim ceased all Futures Interest trding on behalf of BHM I, LC (and, indirectly, the Partnership). Effective February 1, 2016, the Partnership allocated substantially all of its capital to Willowbridge Master.

Effective February 1, 2016, the Partnership changed its name from Managed Futures Premier BHM L.P. to Managed Futures Premier Macro L.P.

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

Margin requirements have been used by the Trading Company as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Quantifying the Partnership’s/Trading Company’s Trading Value at Risk

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Security Exchange Act of 1934, as amended (the “Exchange Act”). The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

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

The Trading Company’s Trading Value at Risk in Different Market Sectors

Value at risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Trading Company’s open positions by market category as of December 31, 2015 and 2014, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Trading Company have been included in calculating the figures set forth below.

As of December 31, 2015, the Trading Company’s total capitalization was $78,671,908 and the Partnership owned approximately 91.5% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2015 was as follows:

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$6,369,443	8.10%	$43,569,935	$5,462,314	$19,190,910
Equity	294,019	0.37	1,990,777	53,641	565,750
Currency	363,989	0.46	4,636,011	194,711	1,030,885
Interest Rate	11,825	0.02	1,399,215	-	162,482

Total	$7,039,276	8.95%

*	Average of daily Value at Risk.

As of December 31, 2014, the Trading Company’s total capitalization was $244,508,946 and the Partnership owned approximately 77.8% of the Trading Company. The Partnership invests substantially all of its assets in the Trading Company. The Trading Company’s Value at Risk as of December 31, 2014 was as follows:

December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$39,364,629	16.10%	$43,693,621	$18,663,484	$33,562,241
Currency	1,168,311	0.48	6,633,967	122,650	2,185,027
Equity	83,769	0.03	4,581,127	-	2,144,179
Interest Rate	35,888	0.02	4,170,826	10,139	850,656

Total	$40,652,597	16.63%

*	Average of daily Value at Risk.

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

A decline in short-term interest rates would result in a doctrine in the Trading Company’s cash management income. This cash flow is not considered to be material.

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

The following were the primary trading risk exposures of the Trading Company as of December 31, 2015, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. The Trading Company’s primary equity exposure is to equity price risk in the Eurozone. The stock index futures traded by the Trading Company are limited to futures on broadly based indices. As of December 31, 2015, the Trading Company’s primary exposure was in the Euro Stoxx 50 (EU) stock index. The General Partner/managing member anticipates little, if any, trading in non-G-8 stock indices. The Trading Company is primarily exposed to the risk of adverse price trends or static markets in the major U.S. indices. (Static markets would not cause major market changes but would make it difficult for the Trading Company to avoid being “whipsawed” into numerous small losses.)

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

Item 8. Financial Statements and Supplementary Data.

MANAGED FUTURES PREMIER MACRO L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting; Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2015, 2014 and 2013; Statements of Financial Condition at December 31, 2015 and 2014; Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013; and Statements of Changes in Partners’ Capital for the years ended December 2015, 2014 and 2013; and Notes to Financial Statements.

[Annual Report]

To the Limited Partners of

Managed Futures Premier Macro L.P.

(formerly, Managed Futures Premier BHM L.P.)

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Macro L.P.
Ceres Managed Futures LLC 522 Fifth Avenue New York, NY 10036 (855) 672-4468

Management’s Report on Internal Control Over

Financial Reporting

The management of Managed Futures Premier Macro L.P., (formerly, Managed Futures Premier BHM L.P.) (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934, as amended and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership and directors of Ceres; and

(iii) provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Managed Futures Premier Macro L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2015 based on the criteria referred to above.

Patrick T. Egan President and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Macro L.P.	Steven Ross Chief Financial Officer and Director Ceres Managed Futures LLC General Partner, Managed Futures Premier Macro L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Managed Futures Premier Macro L.P.:

We have audited the accompanying statements of financial condition of Managed Futures Premier Macro L.P. (formerly, Managed Futures Premier BHM L.P.) (the “Partnership”) as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Managed Futures Premier Macro L.P. as of December 31, 2015 and 2014, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

Managed Futures Premier Macro L.P.

(formerly, Managed Futures Premier BHM L.P.)

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets:
Investment in Trading Company (1) , at fair value	$71,951,672	$190,332,186

Total assets	$71,951,672	$190,332,186

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to Limited Partners	$4,204,000	$4,206,289

Total liabilities	4,204,000	4,206,289

Partners’ Capital: (Notes 1 and 5)
General Partner, Class Z (1,643.718 and 2,870.787 Redeemable Units outstanding at December 31, 2015 and 2014, respectively)	1,006,167	2,203,947
Limited Partner, Class A (118,342.550 and 248,403.999 Redeemable Units outstanding at December 31, 2015 and 2014, respectively)	66,343,350	178,254,779
Limited Partner, Class D (15.414 and 5,819.883 Redeemable Units outstanding at December 31, 2015 and 2014, respectively)	8,560	4,084,197
Limited Partner, Class Z (636.459 and 2,061.929 Redeemable Units outstanding at December 31, 2015 and 2014, respectively)	389,595	1,582,974

Total partners’ capital	67,747,672	186,125,897

Total liabilities and partners’ capital	$71,951,672	$190,332,186

Net asset value per Redeemable Unit:
Class A	$560.60	$717.60

Class D	$555.33	$701.77

Class Z	$612.13	$767.72

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Macro L.P.

(formerly, Managed Futures Premier BHM L.P.)

Statements of Income and Expenses

for the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income allocated from Trading Company	$-	$-	$1,853

Expenses:
Expenses allocated from Trading Company	3,244,544	5,152,606	5,604,857
Ongoing placement agent fees (Note 2f)	2,494,161	4,764,391	7,157,818
General Partner fees (Note 2h)	1,285,704	2,198,494	2,476,989
Other	267,899	276,129	241,734

Total expenses	7,292,308	12,391,620	15,481,398
Expenses borne by the General Partner (Note 2g)	(41,460)	-	-

Net investment income (loss)	(7,250,848)	(12,391,620)	(15,479,545)

Trading Results:
Net gains (losses) on investment in Trading Company:
Net realized gains (losses) on closed contracts allocated from Trading Company	(31,832,074)	17,248,893	2,616,014
Net change in unrealized gains (losses) on open contracts allocated from Trading Company	6,829,281	(10,048,515)	4,340,905

Total trading results allocated from Trading Company	(25,002,793)	7,200,378	6,956,919

Net income (loss)	$(32,253,641)	$(5,191,242)	$(8,522,626)

Net income (loss) allocation from Trading Company
Class A	$(31,002,916)	$(5,178,866)	$(8,428,724)

Class D	$(669,492)	$(47,679)	$(77,063)

Class Z	$(581,233)	$35,303	$(16,839)

Net asset value per Unit
Class A	$560.60	$717.60	$736.95

Class D	$555.33	$701.77	$709.96

Class Z	$612.13	$767.72	$770.87

Net income (loss) per Redeemable Unit*
Class A	$(157.00)	$(19.35)	$(26.98)

Class D	$(146.44)	$(8.19)	$(9.58)

Class Z	$(155.59)	$(3.15)	$(4.55)

Weighted average Redeemable Units outstanding
Class A	191,932.968	268,239.902	314,836.658

Class D	3,640.386	5,819.883	7,528.911

Class Z	3,422.398	5,425.770	6,515.532

*	Represents the change in net asset value per Redeemable Unit.

See accompanying notes to financial statements.

Managed Futures Premier Macro L.P.

(formerly, Managed Futures Premier BHM L.P.)

Statements of Changes in Partners’ Capital

for the years ended December 31, 2015, 2014 and 2013

	Class A		Class D		Class Z		Total
	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units	Amount	Redeemable Units
Partners’ Capital at December 31, 2012	$254,758,737	333,484.211	$6,894,422	9,581.734	$5,408,195	6,974.502	$267,061,354	350,040.447
Subscriptions - Limited Partners	30,867,693	40,881.322	141,247	196.302	116,733	150.346	31,125,673	41,227.970
Net income (loss)	(8,428,724)	-	(77,063)	-	(16,839)	-	(8,522,626)	-
Redemptions - Limited Partners	(73,675,910)	(98,197.688)	(2,826,730)	(3,958.153)	(889,053)	(1,140.969)	(77,391,693)	(103,296.810)
Redemptions - General Partner	-	-	-	-	(200,532)	(252.000)	(200,532)	(252.000)

Partners’ Capital at December 31, 2013	203,521,796	276,167.845	4,131,876	5,819.883	4,418,504	5,731.879	212,072,176	287,719.607
Subscriptions - Limited Partners	30,371,880	38,167.023	-	-	55,290	59.943	30,427,170	38,226.966
Net income (loss)	(5,178,866)	-	(47,679)	-	35,303	-	(5,191,242)	-
Redemptions - Limited Partners	(50,460,031)	(65,930.869)	-	-	(285,860)	(356.588)	(50,745,891)	(66,287.457)
Redemptions - General Partner	-	-	-	-	(436,316)	(502.518)	(436,316)	(502.518)

Partners’ Capital at December 31, 2014	178,254,779	248,403.999	4,084,197	5,819.883	3,786,921	4,932.716	186,125,897	259,156.598
Subscriptions - Limited Partners	4,177,840	6,387.378	-	-	71,818	101.458	4,249,658	6,488.836
Net income (loss)	(31,002,916)	-	(669,492)	-	(581,233)	-	(32,253,641)	-
Redemptions - Limited Partners	(85,086,353)	(136,448.827)	(3,406,145)	(5,804.469)	(1,046,575)	(1,526.928)	(89,539,073)	(143,780.224)
Redemptions - General Partner	-	-	-	-	(835,169)	(1,227.069)	(835,169)	(1,227.069)

Partners’ Capital at December 31, 2015	$66,343,350	118,342.550	$8,560	15.414	$1,395,762	2,280.177	$67,747,672	120,638.141

Net asset value per Redeemable Unit:

2013:	Class A	$736.95

	Class D	$709.96

	Class Z	$770.87

2014:	Class A	$717.60

	Class D	$701.77

	Class Z	$767.72

2015:	Class A	$560.60

	Class D	$555.33

	Class Z	$612.13

See accompanying notes to financial statements.

Managed Futures Premier Macro L.P.

(formerly, Managed Futures Premier BHM L.P.)

Notes to Financial Statements

1.	Partnership Organization:

Managed Futures Premier Macro L.P. (formerly, Managed Futures Premier BHM L.P.) (See Note 8, “Subsequent Events”) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of Delaware on August 23, 2010, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The commodity interests that are traded by the Partnership, through its investment in the Trading Company (as defined below), are volatile and involve a high degree of market risk. The Partnership is authorized to sell an unlimited number of units of limited partnership interest (“Redeemable Units”) on a continuous basis.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings.

All trading decisions for the Partnership are made by Blenheim (defined below).

On November 1, 2010, the Partnership allocated substantially all of its capital to Morgan Stanley Smith Barney BHM I, LLC (the “Trading Company”), a limited liability company organized under the limited liability company law of the State of Delaware. The Trading Company was formed in order to permit accounts managed by Blenheim Capital Management L.L.C. (“Blenheim” or the “Advisor”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, discretionary trading program, to invest together in one trading vehicle. The General Partner is also the trading manager of the Trading Company. Individual and pooled accounts currently managed by the Advisor, including the Partnership, are permitted to be members of the Trading Company. The General Partner and the Advisor believe that trading through this Trading Company/feeder structure promotes efficiency and economy in the trading process.

On February 1, 2011, the Redeemable Units offered pursuant to the Partnership’s limited partnership agreement, as amended from time to time (the “Limited Partnership Agreement”), were deemed “Class A Redeemable Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Redeemable Units were not changed. In addition, beginning on February 1, 2011, Class D Redeemable Units were offered. Beginning August 1, 2011, Class Z Redeemable Units were offered to certain employees of Morgan Stanley Smith Barney LLC and its affiliates (and their family members). Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Redeemable Units that a limited partner of the Partnership (each a “Limited Partner” or collectively the “Limited Partners”) receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management. This entity previously acted as a non-clearing broker for the Trading Company and currently serves as the placement agent to the Partnership (the “Placement Agent”). The clearing commodity broker for the Trading Company is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant.

The financial statements of the Trading Company, including the Condensed Schedules of Investments, are included herein and should be read together with the Partnership’s financial statements.

As of December 31, 2015 and 2014, the Partnership owned approximately 91.5% and 77.8% of the Trading Company, respectively. The performance of the Partnership is directly affected by the performance of the Trading Company. The Trading Company’s trading of futures, forward, and option contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges.

Managed Futures Premier Macro L.P.

(formerly, Managed Futures Premier BHM L.P.)

Notes to Financial Statements

The General Partner and each limited partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each, except that no limited partner is liable for obligations of the Partnership, in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership will be liquidated upon certain circumstances as defined in the Limited Partnership Agreement of the Partnership, as amended from time to time (the “Limited Partnership Agreement”).

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

a.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

c.

Partnership’s Investment. The Partnership carries its investment in the Trading Company at fair value based on the Partnership’s (1) net contribution to the Trading Company and (2) its allocated share of the undistributed profits and losses, including realized gains or losses and net change in unrealized gains or losses, of the Trading Company. The financial statements of the Trading Company, including its condensed schedules of investments, are included elsewhere in the report and should be read in conjunction with the Partnership’s financial statements.

Trading Company’s Investments. All commodity interests of the Trading Company, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”, in the attached Trading Company’s financial statements) at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Trading Company’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Trading Company’s Statements of Income and Expenses.

d.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Managed Futures Premier Macro L.P.

(formerly, Managed Futures Premier BHM L.P.)

Notes to Financial Statements

e.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

f.

Ongoing Placement Agent Fees. The Partnership pays the Placement Agent ongoing compensation on a monthly basis equal to a percentage of each investor’s aggregate principal investment in the Partnership as adjusted for additional subscriptions, redemptions, and exchanges per the following schedule: Prior to April 1, 2014, the monthly ongoing placement agent fees for Class A was paid at a rate of 1/12th of 3.0% (a 3.0% annual rate). Effective April 1, 2014, the monthly ongoing placement agent fees for Class A was reduced to a rate of 1/12th of 2.0% (a 2.0% annual rate); and Class D pays a rate of 1/12th of 0.75% (a 0.75% annual rate). Certain limited partners (other than ERISA/IRA investors) may be deemed to hold Class Z Units. Class Z Units are not subject to ongoing placement agent fees.

The Placement Agent will pay a portion of the ongoing placement agent fees it receives from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Redeemable Units to the limited partner.

g.

Administrative, Operating and Organizational Expenses. The Partnership will pay the ongoing administrative, operating and organizational expenses of the Partnership and the Partnership’s pro rata share of such expenses of the Trading Company as such expenses are incurred, not to exceed 0.25% annually of the Net Assets of the Partnership. In addition, the initial organization costs were not subject to the 0.25% limitation. To the extent that such ongoing administrative, operating and organizational expenses exceed 0.25% annually of the Net Assets of the Partnership, the General Partner or the Placement Agent will pay such expenses, as reflected in the Statements of Income and Expenses as Expenses borne by the General Partner.

The General Partner administers the business and affairs of the Partnership. The General Partner has agreed to make capital contributions, if necessary, so that its general partnership interest will be equal to approximately 1% of the Net Assets of the Partnership. The Partnership will pay the General Partner a monthly General Partner fee (formerly, the Administrative fee) in return for its services to the Partnership equal to 1/12th of 1% (1.0% per year) of the Net Assets of the Partnership at the beginning of each month.

h.

Fees Paid to the Advisor. All management and incentive fees are borne by the Trading Company and are allocated to the Partnership under Expenses allocated from the Trading Company in the Statements of Income and Expenses. All other fees are charged at the Partnership level.

i.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit for each Class is calculated in accordance with investment company guidance. See Note 6, “Financial Highlights.”

j.

Fair Value of Financial Instruments. The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

Managed Futures Premier Macro L.P.

(formerly, Managed Futures Premier BHM L.P.)

Notes to Financial Statements

k.

Recent Accounting Pronouncements. In May 2015, the FASB issued ASU 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” which relates to disclosures for investments that calculate net asset value per share (potentially fund of fund structures). The ASU requires investments for which the practical expedient is used to measure fair value at net asset value be removed from the fair value hierarchy. Instead, an entity is required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. Further, the ASU removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using the practical expedient. The standard is effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Partnership has elected to adopt the guidance as of June 30, 2015. The adoption did not have any impact on the Partnership’s fair value measurement disclosures.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

l.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously presented as unrealized currency gain (loss) in the Condensed Schedules of Investments and included in net unrealized gain (loss) on open contracts in the Statements of Financial Condition are now reported as part of unrestricted cash in the Statements of Financial Condition.

m.

Subsequent Events. The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that other than described in Note 8 to the financial statements, no events have occurred that require adjustments to or disclosure in the financial statements.

3.	Trading Activities:

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

Managed Futures Premier Macro L.P.

(formerly, Managed Futures Premier BHM L.P.)

Notes to Financial Statements

The Partnership and Trading Company, in the normal course of business, enter into various contracts with MS&Co. acting as their commodity broker. The brokerage agreement with MS&Co. gives the Partnership and the Trading Company, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Trading Company nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in its Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

For disclosures regarding the Trading Company’s trading activities, see Note 5, “Trading Activities”, in the attached Trading Company’s financial statements.

4.	Fair Value Measurements:

See Notes 2 and 6 of the Trading Company’s financial statements for the determination of the fair value of the Trading Company’s investments and related disclosures, including the fair value hierarchy, pursuant to ASC 820, “Fair Value Measurement”.

5.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors and they become Limited Partners on the first day of the month after their subscriptions are processed. Limited Partners may redeem some or all of their Redeemable Units in the Partnership at 100% of the net asset value per Redeemable Unit and use the proceeds to purchase Redeemable Units in any other commodity pool operated by the General Partner on the following subscription date; provided that such Limited Partner meets the suitable criteria for the other commodity pool and has redeemed its Redeemable Units according to the Limited Partnership Agreement. Investors in any other commodity pool operated by the General Partner may also redeem their Redeemable Units in any such commodity pool and use the proceeds to purchase Redeemable Units in the Partnership on the following subscription date; provided that such Limited Partner meets the suitability criteria for the Partnership and has redeemed its Redeemable Units in the other commodity pool(s) according to the applicable operating agreement. Distributions of profits, if any, will be made at the sole discretion of the General Partner and at such times as the General Partner may decide. A Limited Partner may require the Partnership to redeem its Redeemable Units at their net asset value as of the last day of any month. A request for redemption must be received in writing by the General Partner on three business days’ prior to the end of such month. There is no fee charged to Limited Partners in connection with redemptions.

6.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2015, 2014 and 2013 were as follows:

Financial Highlights:	2015			2014			2013
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(120.45)	$(118.30)	$(129.83)	$25.53	$24.01	$25.69	$20.92	$19.88	$21.50
Net investment loss	(36.55)	(28.14)	(25.76)	(44.88)	(32.20)	(28.84)	(47.90)	(29.46)	(26.05)

Increase (decrease) for the year	(157.00)	(146.44)	(155.59)	(19.35)	(8.19)	(3.15)	(26.98)	(9.58)	(4.55)
Net asset value per Redeemable Unit, beginning of year	717.60	701.77	767.72	736.95	709.96	770.87	763.93	719.54	775.42

Net asset value per Redeemable Unit, end of year	$560.60	$555.33	$612.13	$717.60	$701.77	$767.72	$736.95	$709.96	$770.87

Managed Futures Premier Macro L.P.

(formerly, Managed Futures Premier BHM L.P.)

Notes to Financial Statements

	2015			2014			2013
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratio to average net assets:
Net investment loss(1)	(5.9)%	(4.7)%	(3.7)%	(5.8)%	(4.2)%	(3.7)%	(6.5)%	(4.2)%	(3.1)%
Operating expenses before expenses borne by the General Partner and incentive fees	6.0%	4.7%	3.7%	5.8%	4.2%	3.7%	6.5%	4.2%	3.1%
Expenses borne by the General Partner	(0.1)%	-%	-%	-%	-%	-%	-%	-%	-%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.9%	4.7%	3.7%	5.8%	4.2%	3.7%	6.5%	4.2%	3.1%

Total return:
Total return before incentive fees	(21.9)%	(20.9)%	(20.3)%	(2.6)%	(1.2)%	(0.4)%	(3.5)%	(1.3)%	(0.6)%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(21.9)%	(20.9)%	(20.3)%	(2.6)%	(1.2)%	(0.4)%	(3.5)%	(1.3)%	(0.6)%

(1)  Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class for the Classes using the limited partners’ share of income, expenses and average net assets of the Partnership and includes the income and expenses allocated from the Trading Company.

7.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Trading Company, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 19.6% of the Trading Company’s contracts are traded OTC.

Futures Contracts. The Trading Company trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Trading Company each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Trading Company. When the contract is closed, the Trading Company records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Trading Company’s Statements of Income and Expenses.

Managed Futures Premier Macro L.P.

(formerly, Managed Futures Premier BHM L.P.)

Notes to Financial Statements

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Trading Company agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Trading Company’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Trading Company’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Trading Company’s Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Trading Company are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Trading Company each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Trading Company. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Trading Company records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Trading Company’s Statements of Income and Expenses.

Options. The Trading Company may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Trading Company writes an option, the premium received is recorded as a liability in the Trading Company’s Statements of Financial Condition and marked to market daily. When the Trading Company purchases an option, the premium paid is recorded as an asset in the Trading Company’s Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Trading Company’s Statements of Income and Expenses.

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

The risk to the limited partners that have purchased Redeemable Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.

8.	Subsequent Events:

Effective January 22, 2016, the General Partner, on behalf of the Partnership, entered into a management agreement with Willowbridge Associates Inc. (“Willowbridge”), trading advisor of the CMF Willowbridge Master Fund L.P. (“Willowbridge Master”). The Partnership will pay Willowbridge a monthly fee for professional management services equal to 1/12th of 1.5% (1.5% per year) of the Net Assets of the Partnership as of the first day of each month allocated to Willowbridge. The Partnership is also obligated to pay Willowbridge an incentive fee, payable quarterly, equal to 20% of new trading profits. Pursuant to the management agreement, Willowbridge will not be entitled to be paid an incentive fee until Willowbridge has recouped the Partnership’s loss carryforward incurred as of February 1, 2016 and has earned new trading profits.

Effective January 31, 2016, Ceres terminated the management agreement among BHM I, LLC, the General Partner and Blenheim, pursuant to which Blenheim traded a portion of BHM I, LLC’s (and, indirectly, the Partnership’s) assets. Consequently, Blenheim ceased all Futures Interest trading on behalf of BHM I, LLC (and, indirectly, the Partnership). Effective February 1, 2016, the Partnership allocated substantially all of its capital to Willowbridge Master.

Effective February 1, 2016, the Partnership changed its name from Managed Futures Premier BHM L.P. to Managed Futures Premier Macro L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of Morgan Stanley Smith Barney BHM I, LLC:

We have audited the accompanying statements of financial condition of Morgan Stanley Smith Barney BHM I, LLC (the “Trading Company”), including the condensed schedules of investments, as of December 31, 2015 and 2014, and the related statements of income and expenses and changes in members’ capital for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Trading Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Smith Barney BHM I, LLC as of December 31, 2015 and 2014, and the results of its operations and changes in its members’ capital for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10, on January 13, 2016, the Trading Company and the Trading Manager terminated the Advisory Agreement and determined to liquidate the Trading Company effective January 31, 2016, and accordingly, the Trading Company changed its basis of accounting from the going concern basis to the liquidation basis. The Trading Company terminated operations on January 31, 2016 and the final distribution was made on February 19, 2016.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2016

Morgan Stanley Smith Barney BHM I, LLC

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets:
Equity in trading account:
Unrestricted cash (Note 2d)	$71,475,056	$212,333,123
Restricted cash (Note 2d)	7,153,856	35,822,289
Net unrealized gain (loss) on open contracts	(133,266)	(566,026)
Options purchased (premiums paid $579,893 and $5,652,679 at December 31, 2015 and 2014, respectively)	428,848	4,044,097

Total equity in trading account	78,924,494	251,633,483
Expense reimbursements	2,792	7,124

Total assets	$78,927,286	$251,640,607

Liabilities and Members’ Capital:
Liabilities:
Options written (premiums received $192,706 and $2,492,318 at December 31, 2015 and 2014, respectively)	$121,473	$6,712,022
Accrued management fees (Note 3a)	133,609	409,715
Clearing fees due to MS&Co. (Note 2h)	-	8,165
Accrued administrative fees (Note 2i)	296	1,759

Total liabilities	255,378	7,131,661

Members’ Capital:
Managing Member	-	-
Non-Managing Members	78,671,908	244,508,946

Total members’ capital	78,671,908	244,508,946

Total liabilities and members’ capital	$78,927,286	$251,640,607

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Condensed Schedule of Investments

December 31, 2015

	Fair Value	% of Members’ Capital
Futures and forward contracts purchased
Commodity	$(745,176)	(0.95)%
Equity	(1,173)	- *
Foreign currency	34,763	0.04

Total futures and forward contracts purchased	(711,586)	(0.91)

Futures and forward contracts sold
Commodity	88,199	0.11
Equity	14,903	0.02
Foreign currency	476,725	0.61
Interest rate	(1,507)	- *

Total futures and forward contracts sold	578,320	0.74

Net unrealized gain (loss) on open contracts	$(133,266)	(0.17)%

Options contracts
Options purchased on futures contracts	$428,848	0.55%
Options written on futures contracts	(121,473)	(0.15)

Total options purchased and written	$307,375	0.40%

Net fair value	$174,109	0.23%

* Due to rounding.

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Condensed Schedule of Investments

December 31, 2014

	Fair Value	% of Members’ Capital
Futures and forward contracts purchased
Commodity	$(11,626,875)	(4.76)%
Equity	25,442	0.01
Foreign currency	253,534	0.10
Interest rate	1,594	- *

Total futures and forward contracts purchased	(11,346,305)	(4.65)

Futures and forward contracts sold
Commodity	9,834,673	4.02
Foreign currency	953,598	0.39
Interest rate	(7,992)	- *

Total futures and forward contracts sold	10,780,279	4.41

Net unrealized gain (loss) on open contracts	$(566,026)	(0.24)%

Options contracts
Options purchased on futures contracts	$4,044,097	1.65
Options written on futures contracts	(6,712,022)	(2.75)

Total options purchased and written	$(2,667,925)	(1.10)%

Net fair value	$(3,233,951)	(1.34)%

* Due to rounding.

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Statements of Income and Expenses

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Investment Income:
Interest income	$-	$-	$2,258

Expenses:
Management fees (Note 3a)	3,120,508	5,696,903	6,049,560
Brokerage, clearing and transaction fees (Note 2h)	810,167	1,023,265	963,371
Administrative fees (Note 2i)	11,836	24,265	21,784
Incentive fees (Note 3b)	-	97,537	21,432

Total expenses	3,942,511	6,841,970	7,056,147
Expense reimbursements (Note 2h)	(67,291)	(134,557)	(145,736)

Net expenses	3,875,220	6,707,413	6,910,411

Net investment income (loss)	(3,875,220)	(6,707,413)	(6,908,153)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(38,398,719)	24,371,370	3,665,547
Net change in unrealized gains (losses) on open contracts	7,283,860	(12,777,935)	6,471,248

Total trading results	(31,114,859)	11,593,435	10,136,795

Net Income (Loss)	$(34,990,079)	$4,886,022	$3,228,642

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Statements of Changes in Members’ Capital

For the Years Ended December 31, 2015, 2014 and 2013

	Managing Member	Non-Managing Members	Total
Members’ Capital, December 31, 2012	$-	$400,129,363	$400,129,363
Capital contributions	-	3,736,157	3,736,157
Net income (loss)	-	3,228,642	3,228,642
Capital withdrawals	-	(93,486,320)	(93,486,320)

Members’ Capital, December 31, 2013	$-	$313,607,842	$313,607,842

Capital contributions	-	7,283,762	7,283,762
Net income (loss)	-	4,886,022	4,886,022
Capital withdrawals	-	(81,268,680)	(81,268,680)

Members’ Capital, December 31, 2014	$-	$244,508,946	$244,508,946

Net income (loss)	-	(34,990,079)	(34,990,079)
Capital withdrawals	-	(130,846,959)	(130,846,959)

Members’ Capital, December 31, 2015	$-	$78,671,908	$78,671,908

The accompanying notes are an integral part of these financial statements.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

1.	Organization:

Morgan Stanley Smith Barney BHM I, LLC (“BHM I, LLC” or the “Trading Company”) was formed on March 26, 2007, as a Delaware limited liability company under the Delaware Limited Liability Company Act (the “Act”), to engage in the speculative trading of commodities, domestic and foreign commodity futures contracts, forward contracts, foreign exchange commitments, options on physical commodities and on futures contracts, spot (cash) commodities and currencies, exchange of futures contracts for physicals transactions, exchange of physicals for futures contracts transactions, and any rights pertaining thereto (collectively, “Futures Interests”) (refer to Note 4. “Financial Instruments”). The Trading Company commenced operations on August 1, 2007.

Ceres Managed Futures LLC (“Ceres”, “Managing Member” or the “Trading Manager”) is the trading manager of the Trading Company. Ceres has retained Blenheim Capital Management, L.L.C. (“Blenheim” or the “Trading Advisor”) to trade Futures Interests on behalf of the Trading Company. Each member (each investor in the Trading Company, a “Member”) invests its assets in the Trading Company, which allocates substantially all of its assets in the trading program of Blenheim, an unaffiliated commodity trading advisor registered with the Commodity Futures Trading Commission (“CFTC”), which makes investment decisions for the Trading Company. As of December 31, 2015 and 2014, Polaris Futures Fund L.P. (“Polaris”) (a Delaware limited partnership), Meritage Futures Fund L.P. (a Delaware limited partnership), Morgan Stanley Smith Barney Spectrum Strategic L.P. (“DWSS”) (a Delaware limited partnership), Managed Futures Premier BHM L.P. (“Premier BHM”) (a Delaware limited partnership) and Morgan Stanley Managed Futures Custom Solutions Fund LP (“Custom Solutions”) (a Delaware limited partnership) were the non-managing Members of the Trading Company.

Ceres is wholly owned by Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest and Citigroup Inc. indirectly owned a minority equity interest in MSSBH.

The clearing commodity broker for the Trading Company is Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Smith Barney LLC, doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”), is a principal subsidiary of MSSBH and previously acted as a non-clearing broker for the Trading Company. MS&Co. and its affiliates act as the custodians of the Trading Company’s assets. MS&Co. is a wholly-owned subsidiary of Morgan Stanley.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

In July 2015, the Trading Manager delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Trading Company.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

a.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Trading Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

b.

Fair Value of Financial Instruments. The carrying value of the Trading Company’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

c.	Statement of Cash Flows. The Trading Company is not required to provide a Statement of Cash Flows.

d.

Restricted and Unrestricted Cash: The cash held by the Trading Company is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Trading Company’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forward and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $18,209,976 (cost of $18,977,804) and $14,291,180 (cost of $16,161,634) as of December 31, 2015 and 2014, respectively.

e.

Foreign Currency Transactions and Translation. The Trading Company’s functional currency is the U.S. dollar; however, the Trading Company may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rate in effect during the period. The effects of changes in foreign currency exchange rates on investments are not segregated in the Statements of Income and Expenses from the changes in market price of those investments, but are included in the net realized gains (losses) on closed contracts and net change in unrealized gains (losses) on open contracts in the Statements of Income and Expenses.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

f.

Income Taxes: Income taxes have not been listed as each Member is individually liable for the taxes, if any, on its share of the Trading Company’s income and expenses. The Trading Manager concluded that no provision for income tax is required in the Trading Company’s financial statements. The Trading Company files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The Trading Manager does not believe that there are any uncertain tax positions that require recognition of a tax liability.

g.

Revenue Recognition. For excess cash which is not invested by the Trading Manager in other permitted investments monthly, MS&Co. pays the Trading Company interest income on 100% of its average daily equity maintained in cash in the Trading Company’s accounts during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. When the effective rate is less than zero, no interest is earned. For purposes of such interest payments, daily funds do not include monies due to the Trading Company on Futures Interests that have not been received. MS&Co. and Ceres will retain any excess interest not paid to the Trading Company on such uninvested cash.

h.

Brokerage, Clearing and Transaction Fees. The Trading Company accrues and pays brokerage, clearing and transaction fees to MS&Co. Brokerage fees and transaction costs are paid as they are incurred on a half-turn basis at 100% of the rates that MS&Co. charges retail commodity customers and parties that are not clearinghouse members. In addition, the Trading Company pays transactional and clearing fees as they are incurred.

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

Such fee includes the brokerage fees that are charged to the Trading Company, and therefore, the Trading Company receives monthly expense reimbursements on brokerage fees and other transaction fees and costs from Ceres incurred during such month, as shown in the Statements of Income and Expenses as expense reimbursements, based on the beginning of the month Members’ capital allocation percentage of DWSS in the Trading Company.

i.

Administrative Fee. The Trading Company accrues and pays to Ceres a monthly fee to cover all administrative and operating expenses (the “administrative fee”). The monthly administrative fee is equal to 1/12th of 0.35% (a 0.35% annual rate) of the beginning of the month Members’ Capital of Members being allocated the fee.

There are no administrative fees allocated to Polaris, DWSS and Premier BHM, and their respective Members’ Capital is excluded from the determination of the administrative fee.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

j.

Equity in Trading Account. The Trading Company’s asset “Equity in trading account,” reflected in the Statements of Financial Condition, consists of (a) cash on deposit in commodity brokerage accounts with MS&Co., a portion of which is used as margin for trading; (b) net unrealized gains or losses on futures and forward contracts, which are at fair value and calculated as the difference between the original contract value and fair value and (c) options purchased at fair value, if any. Options written at fair value, if any, are recorded in “Liabilities”.

The Trading Company, in its normal course of business, enters into various contracts with MS&Co. acting as its commodity broker. Pursuant to the brokerage agreement with MS&Co., to the extent that such trading results in unrealized gains or losses, these amounts are offset for the Trading Company and are reported on a net basis in the Statements of Financial Condition.

The Trading Company has offset its unrealized gains or losses on forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., as the counterparty on such contracts. The Trading Company has consistently applied its right to offset.

k.	Dissolution of the Trading Company. The Trading Company shall be dissolved upon the first of the following events to occur:

(1)	The sole determination of Ceres;

(2)	The written consent of the Members holding not less than a majority interest in capital with or without cause; or

(3)	The occurrence of any other event that causes the dissolution of the limited liability company under the Act.

l.

Investment Company Status. Effective January 1, 2014, the Trading Company adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services —Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the Trading Manager’s assessment, the Trading Company has been deemed to be an investment company since inception. Accordingly, the Trading Company follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

m.

Recent Accounting Pronouncement. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Trading Manager is currently evaluating the impact this guidance will have on the Trading Company’s financial statements and related disclosures.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

n.

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously presented as unrealized currency gain (loss) in the Condensed Schedules of Investments and included in net unrealized gain (loss) on open contracts in the Statements of Financial Condition are now reported as part of unrestricted cash in the Statements of Financial Condition.

o.

Subsequent Events. The Trading Manager evaluates events that occur after the balance sheet date but before financial statements are issued. The Trading Manager has assessed the subsequent events through the date of issuance and determined that other than described in Note 10 to the financial statements, no events have occurred that require adjustments to or disclosure in the financial statements

3.	Trading Advisor:

Ceres has retained Blenheim to make all trading decisions for the Trading Company.

Fees paid to Blenheim by the Trading Company consist of a management fee and an incentive fee as follows:

a.

Management Fee. The Trading Company accrues and pays Blenheim a monthly management fee equal to 1/12th of 2% (a 2% annual rate) of the net assets allocated to Blenheim as of the first day of each month.

b.

Incentive Fee. The Trading Company pays Blenheim a quarterly incentive fee equal to 20% of the New Trading Profits earned by each Member. Such fee is accrued on a monthly basis, but is not payable until the end of each calendar quarter.

New Trading Profits represent the amount by which profits from Futures Interests trading exceed losses after management fees, brokerage, clearing and transaction fees, and administrative fees are deducted. When Blenheim experiences losses with respect to the Members’ Capital as of the end of a calendar quarter, Blenheim must recover such losses before it is eligible for an incentive fee in the future. Cumulative trading losses are reduced for capital withdrawn from the Trading Company.

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

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

4.	Financial Instruments:

The Trading Advisor trades Futures Interests on behalf of the Trading Company. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated. Futures Interests are fair valued as discussed in Note 6. “Fair Value Measurements.”

The exchange-traded contracts and the off-exchange-traded contracts are fair valued on a daily basis.

The Trading Company’s contracts are accounted for on a trade-date basis. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method.

The net unrealized gains (losses) on open contracts at December 31, 2015 and 2014, respectively, reported as a component of “Equity in trading account” in the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Year	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded

2015	$(497,086)	$363,820	$(133,266)	Dec. 2017	Sep. 2016
2014	(2,991,723)	2,425,697	(566,026)	Dec. 2017	Jan. 2015

5.	Trading Activities:

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

As of December 31, 2015, approximately 100.0% of the Trading Company’s total investment exposure is in futures contracts which are exchange-traded, while approximately 0.0% is in forward contracts which are off-exchange traded.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

The following tables summarize the gross and net amounts relating to assets and liabilities of the Trading Company’s derivatives and their offsetting subject to master netting agreements or similar agreements as of December 31, 2015 and 2014, respectively.

		Gross Amounts
		Offset in the	Amounts		Gross Amounts Not Offset in the
		Statements of	Presented in the		Statements of Financial Condition
	Gross Amounts	Financial	Statements of		Financial	Cash Collateral
December 31, 2015	Recognized	Condition	Financial Condition		Instruments	Received/Pledged**	Net Amount
Assets
Futures	$1,360,412	$(976,934)	$383,478	*	$-	$-	$383,478
Forwards	579,904	(579,904)	-		-	-	-
Options purchased	428,848	-	428,848		(121,473)	-	307,375

Total Assets	$2,369,164	$(1,556,838)	$812,326		$(121,473)	$-	$690,853

Liabilities
Futures	$(976,934)	$976,934	$-		$-	$-	$-
Forwards	(1,096,648)	579,904	(516,744)	*	-	-	(516,744)
Options written	(121,473)	-	(121,473)		121,473	-	-

Total Liabilities	$(2,195,055)	$1,556,838	$(638,217)		$121,473	$-	$(516,744)

Net fair value							$174,109	**

		Gross Amounts
		Offset in the	Amounts		Gross Amounts Not Offset in the
		Statements of	Presented in the		Statements of Financial Condition
	Gross Amounts	Financial	Statements of		Financial	Cash Collateral
December 31, 2014	Recognized	Condition	Financial Condition		Instruments	Received/Pledged**	Net Amount
Assets
Futures	$10,297,509	$(4,758,861)	$5,538,648	*	$-	$-	$5,538,648
Forwards	8,141,243	(8,141,243)	-		-	-	-
Options purchased	4,044,097	-	4,044,097		(4,044,097)	-	-

Total Assets	$22,482,849	$(12,900,104)	$9,582,745		$(4,044,097)	$-	$5,538,648

Liabilities
Futures	$(4,758,861)	$4,758,861	$-		$-	$-	$-
Forwards	(14,245,917)	8,141,243	(6,104,674)	*	-	-	(6,104,674)
Options written	(6,712,022)	-	(6,712,022)		4,044,097	-	(2,667,925)

Total Liabilities	$(25,716,800)	$12,900,104	$(12,816,696)		$4,044,097	$-	$(8,772,599)

Net fair value							$(3,233,951)	**

*	Included as a component of “Net unrealized gain (loss) on open contracts” in the Statements of Financial Condition.

**

In the event of default by the Trading Company, MS&Co., the Trading Company’s commodity futures broker and/or the sole counterparty to the Trading Company’s off-exchange-traded contracts, as applicable, has the right to offset the Trading Company’s obligation with the Trading Company’s cash held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Trading Company is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Trading Company’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

The effect of Trading Activities in the Statements of Financial Condition as of December 31, 2015 and 2014:

December 31, 2015						Average number
						of contracts
						outstanding
	Long	Long	Short	Short	Net	for the year
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	(absolute
Futures and Forward Contracts	Gain	Loss	Gain	Loss	Gain (Loss)	quantity)
Commodity	$941,796	$(1,686,972)	$444,700	$(356,501)	$(656,977)	8,457
Equity	-	(1,173)	14,903	-	13,730	149
Foreign currency	34,763	-	504,154	(27,429)	511,488	344
Interest rate	-	-	-	(1,507)	(1,507)	182

Total	$976,559	$(1,688,145)	$963,757	$(385,437)	$(133,266)

						Average number
						of contracts
						outstanding
						for the year
						(absolute
						quantity)
Option Contracts at Fair Value
Options purchased				$428,848		1,781
Options written				(121,473)		494

December 31, 2014						Average number
						of contracts
						outstanding
	Long	Long	Short	Short	Net	for the year
	Unrealized	Unrealized	Unrealized	Unrealized	Unrealized	(absolute
Futures and Forward Contracts	Gain	Loss	Gain	Loss	Gain/(Loss)	quantity)
Commodity	$7,096,479	$(18,723,354)	$10,015,651	$(180,978)	$(1,792,202)	20,439
Equity	27,202	(1,760)	-	-	25,442	977
Foreign currency	253,534	-	1,040,697	(87,099)	1,207,132	684
Interest rate	1,594	-	3,595	(11,587)	(6,398)	777

Total	$7,378,809	$(18,725,114)	$11,059,943	$(279,664)	$(566,026)

						Average number
						of contracts
						outstanding
						for the year
						(absolute
						quantity)

Option Contracts at Fair Value
Options purchased				$4,044,097		4,956
Options written				$(6,712,022)		1,740

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

The following table indicates the trading gains and losses by market sector, on derivative instruments for the years ended December 31, 2015, 2014 and 2013.

	2015		2014		2013
Sector
Commodity	$(33,937,541)		$14,933,839		$15,363,171
Equity	(1,085,380)		1,569,648		1,007,209
Foreign currency	3,720,313		(1,654,866)		(2,490,257)
Interest rate	187,749		(3,255,186)		(3,743,328)

Total	$(31,114,859)	*	$11,593,435	*	$10,136,795	*

* This amount is included in “Total trading results” in the Statements of Income and Expenses.

6.	Fair Value Measurements:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.

The Trading Company considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Trading Company did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the Trading Manager’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

The following tables presents information about the Trading Company’s assets and liabilities measured at fair value as of December 31, 2015 and 2014:

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets

Futures	$1,360,412	$1,360,412	$-	$-
Forwards	579,904	216,084	363,820	-
Options purchased	428,848	428,848	-	-

Total assets	$2,369,164	$2,005,344	$363,820	$-

Liabilities

Futures	$976,934	$976,934	$-	$-
Forwards	1,096,648	1,096,648	-	-
Options written	121,473	121,473	-	-

Total Liabilities	$2,195,055	$2,195,055	$-	$-

*Net fair value	$174,109	$(189,711)	$363,820	$-

December 31, 2014	Total	Level 1	Level 2	Level 3

Assets

Futures	$10,297,509	$10,297,509	$-	$-
Forwards	8,141,243	7,586,000	555,243	-
Options purchased	4,044,097	4,044,097	-	-

Total assets	$22,482,849	$21,927,606	$555,243	$-

Liabilities

Futures	$4,758,861	$4,758,861	$-	$-
Forwards	14,245,917	14,245,917	-	-
Options written	6,712,022	6,712,022	-	-

Total Liabilities	$25,716,800	$25,716,800	$-	$-

*Net fair value	$(3,233,951)	$(3,789,194)	$555,243	$-

* Included as a component of the “Net unrealized gain (loss) on open contracts” and “Options purchased” and “Options written” in the Statements of Financial Condition.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

7.	Financial Instrument Risk:

The Members’ investments in the Trading Company expose the Members to various types of risks that are associated with Futures Interests trading and markets in which the Trading Company invests. The significant types of financial risks to which the Trading Company is exposed are market risk, liquidity risk, counterparty risk and changes in interest rates.

The rapid fluctuations in the market prices of Futures Interests in which the Trading Company invests and changes in interest rates make the Members’ investments volatile. If Blenheim incorrectly predicts the direction of prices in the Futures Interests in which it invests, large losses may occur.

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

The credit risk on Futures Interests arises from the potential inability of counterparties to perform under the terms of the contracts. The Trading Company has credit risk because MS&Co. acts as the commodity broker and/or the counterparty with respect to most of the Trading Company’s assets. The Trading Company’s exposure to credit risk associated with counterparty nonperformance is typically limited to the cash deposits with, or other form of collateral held by, the counterparty. The Trading Company’s assets deposited with MS&Co. or its affiliates are segregated or secured in accordance with the Commodity Exchange Act and the regulations of the CFTC and are expected to be largely held in non-interest bearing bank accounts at a U.S. bank or banks, but may also be invested in any other instruments approved by the CFTC for investment of customer funds. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts are marked to market on a daily basis, with variations in value settled on a daily basis. With respect to the Trading Company’s off-exchange-traded forward currency contracts and forward currency option contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Trading Company is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Trading Company accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. The Trading Company had total cash and unrealized gain (loss) on exchange-traded contracts with MS&Co., acting as a commodity broker for the Trading Company’s trading of Futures Interests, totaling $78,131,826 and $245,163,689 at December 31, 2015 and 2014, respectively. With respect to those off-exchange-traded forward currency contracts, the Trading Company is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Trading Company has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Trading Company’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Trading Company’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

8.	Members’ Capital

a.

Members’ Capital. Members’ Capital of the Trading Company is equal to the total assets of the Trading Company (including, but not limited to, all cash and cash equivalents, accrued interest, and the fair value of all open Futures Interests contract positions and other assets) less all liabilities (including, but not limited to, administrative fees, management fees and incentive fees), determined in accordance with GAAP.

b.

Capital Contributions. Capital contributions by the Members may be made monthly pending Ceres’ approval. Such capital contributions will increase each contributing Member’s pro-rata share of the Trading Company’s Members’ Capital.

c.

Capital Withdrawals. Generally, each Member withdraws all or part of its capital contribution and undistributed profits, if any, from the Trading Company as of the end of any month (the “Redemption Date”) after a request for redemption has been made to the Trading Manager at least three days in advance of the Redemption Date. However, a Member may request a withdrawal as of the end of any day if such request is received by the Trading Manager at least three days in advance of the proposed withdrawal day.

d.

Distributions. Distributions, other than capital withdrawals, are made on a pro rata basis at the sole discretion of Ceres. No distributions have been made to date. Ceres does not intend to make any distributions of the Trading Company’s profits.

Morgan Stanley Smith Barney BHM I, LLC

Notes to Financial Statements

9.    Financial Highlights:

Financial highlights for the non-managing Members as a whole for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015		2014		2013
Ratios to average members’ capital:

Net investment loss	(2.4)%		(2.3)%		(1.9)%

Operating expenses before incentive fees and expense reimbursements	2.4%		2.3%		2.0%
Incentive fees	0.0%		0.0%	(1)	0.0%	(1)
Expense reimbursements	(0.0)%	(1)	(0.0)%	(1)	(0.1)%

Operating expenses after incentive fees and expense reimbursements	2.4%		2.3%		1.9%

Total return:
Total return before incentive fees and expense reimbursements	(17.8)%		0.8%		0.8%
Incentive fees	0.0%		0.0%	(1)	0.0%	(1)
Expense reimbursements	0.0%	(1)	0.0%	(1)	0.1%

Total return after incentive fees and expense reimbursements	(17.8)%		0.8%		0.9%

(1)	Amounts less than 0.05%.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the non-managing Members’ share of income, expenses and average Members’ capital.

10.   Subsequent Events

On January 13, 2016, the Trading Company and the Trading Manager terminated the Advisory Agreement by and among the Advisor, the Trading Company and the Trading Manager and determined to liquidate the Trading Company effective the close of business on January 31, 2016. As a result, the Trading Company changed its basis of accounting from the going concern basis to the liquidation basis. The Trading Company terminated operations on January 31, 2016 and the final distribution of the Trading Company’s capital to the non-managing Members was made on February 19, 2016.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2015 and 2014:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2015 to	July 1, 2015 to	April 1, 2015 to	January 1, 2015 to
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total trading results allocated from Trading Company	$(1,052,729)	$(3,342,515)	$(4,252,722)	$(16,354,827)
Total expenses (net of Expenses borne by the General Partner)	(1,304,303)	(1,555,105)	(1,953,127)	(2,438,313)

Net income (loss)	$(2,357,032)	$(4,897,620)	$(6,205,849)	$(18,793,140)

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(18.47)	$(27.11)	$(35.60)	$(75.82)

Class D	$(16.43)	$(24.87)	$(33.03)	$(72.11)

Class Z	$(16.98)	$(26.11)	$(34.95)	$(77.55)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2014 to	July 1, 2014 to	April 1, 2014 to	January 1, 2014 to
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total trading results allocated from Trading Company	$(24,715,873)	$(3,736,629)	$24,592,198	$11,060,682
Total expenses (net of Expenses borne by the General Partner)	(2,808,358)	(3,242,370)	(2,962,002)	(3,378,890)

Net income (loss)	$(27,524,231)	$(6,978,999)	$21,630,196	$7,681,792

Increase (decrease) in net asset value per Redeemable Unit:
Class A	$(98.23)	$(25.18)	$77.57	$26.49

Class D	$(93.46)	$(21.96)	$77.62	$29.61

Class Z	$(100.54)	$(22.29)	$86.05	$33.63

Selected unaudited quarterly financial data for the Trading Company for the years ended December 31, 2015 and 2014 are summarized below:

	For the period from	For the period from	For the period from	For the period from
	October 1, 2015 to	July 1, 2015 to	April 1, 2015 to	January 1, 2015 to
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total trading results	$(1,167,244)	$(3,890,612)	$(5,098,888)	$(20,958,115)
Total expenses (net of Expense reimbursements)	(676,391)	(810,136)	(1,040,329)	(1,348,364)

Net income (loss)	$(1,843,635)	$(4,700,748)	$(6,139,217)	$(22,306,479)

	For the period from	For the period from	For the period from	For the period from
	October 1, 2014 to	July 1, 2014 to	April 1, 2014 to	January 1, 2014 to
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total trading results	$(31,895,107)	$(4,681,759)	$32,554,765	$15,615,536
Total expenses (net of Expense reimbursements)	(1,540,616)	(1,819,010)	(1,760,772)	(1,587,015)

Net income (loss)	$(33,435,723)	$(6,500,769)	$30,793,993	$14,028,521

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not Applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework. Ceres has concluded that, as of December 31, 2015, the Partnership’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B. Other Information.

Effective February 1, 2016, Steven Ross was appointed as a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director), and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA. Patrick T. Egan, Feta Zabeli, and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President of the General Partner and Chairman of the Board of Directors. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of Morgan Stanley Investment Management since February 2015 and the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the

Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2015 were timely and correctly made.

Code of Ethics

The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Ceres. The President, Chief Financial Officer, and each member of the Board of Directors of Ceres are employees of Morgan Stanley or MSSB and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www.morgan stanley.com/individual/ourcommitment/codeofconducthtml.

The Audit Committee

The Partnership is operated by its General Partner, Ceres, and has no audit committee.

Item 11. Executive Compensation.

The Partnership has no directors or officers. Its affairs are managed by Ceres Managed Futures LLC, its General Partner. General Partner fees of $1,285,704 were earned by the General Partner for the year ended December 31, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security ownership of certain beneficial owners. As of February 29, 2016, the Partnership knows of no person who beneficially owns more than 5% of the Redeemable Units outstanding.

(b)

Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2015:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
General Partner, Class Z Redeemable Units	General Partner	1,643.718	1.4%

(c)	Changes in control. None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

(a)

Transactions with related persons. None. For a description of the relationships between Ceres, commodity brokers, counterparties, and Blenheim refer to Note 3. Trading Activities of “Notes to Financial Statements” in the Financial Statements of the Partnership, which are included in Item 8 of this Form 10-K.

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

Item 14. Principal Accountant Fees and Services.

(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2015 and 2014 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

Deloitte
2015	$119,200
2014	$102,700

(2)	Audit-Related Fees. None.

(3)	Tax Fees. The Partnership did not pay Deloitte any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice, and tax planning.

(4)	All Other Fees. None.

(5)	Not Applicable.

(6)	Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2015 and 2014.

Statements of Income and Expenses for the years ended December 31, 2015, 2014 and 2013.

Statements of Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

Notes to Financial Statements.

(2)	Exhibits

	3.1	Certificate of Limited Partnership of BHM Discretionary Futures Fund L.P., dated August 23, 2010.†

	3.2	Amendment to Certificate of Limited Partnership, dated as of November 30, 2012.Δ

	3.3	Certificate of Amendment of Certificate of Limited Partnership of the Partnership, dated as of February 1, 2016.$$

	3.4	Third Amended and Restated Limited Partnership Agreement of the Partnership, dated as of January 1, 2016.##

	3.5	Amendment No. 1 to the Third Amended and Restated Limited Partnership Agreement of the Partnership, dated as of February 1, 2016.$$

	10.1	Operating Agreement for Morgan Stanley Smith Barney Managed Futures BHM I, LLC, dated March 26, 2007.†

	10.2	Amended and Restated Advisory Agreement, dated as of March 1, 2014, among Morgan Stanley Smith Barney BHM
I, LLC, Ceres Managed Futures LLC, and Blenheim Capital Management, L.L.C.§

	10.3	Form of Subscription and Exchange Agreement and Power of Attorney†

	10.4	Foreign Exchange and Options Master Agreement by and among MS&Co., the Trading Companies listed on Exhibit I thereto, and Demeter Management Corporation, dated as of November 28, 2007.†

	10.5	Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule
A thereto, dated July 24, 2007.†

	10.6	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the
Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.†

	10.7(a)	Subscription Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and the Bank of New
York dated July 25, 2007.*

	10.7(b)	Fifth Amendment to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley
Smith Barney LLC dated as of October 4, 2012.*

	10.8	Amended and Restated Commodity Futures Customer Agreement, between MS&Co. and the Funds listed on
Appendix A thereto, dated as of November 12, 2013.!

	10.9	Amended and Restated Alternative Investment Selling Agent Agreement, dated as of March 3, 2016, by and among the General Partner, Morgan Stanley Wealth Management and the Partnerships listed in Schedule 1 thereto. **

	10.10	Amended and Restated Master Services Agreement, effective as of March 15, 2015, by and among SS&C Technologies, Inc., the General Partner and each of the collective investment vehicles listed in Schedule C thereto.$

	10.12	U.S. Treasury Securities Purchase Authorization Agreement, effective as of June 1, 2015, by and among MS&Co. and the Partnership.#

	10.13	Management Agreement, dated as of January 22, 2016, by and among the General Partner, the Partnership and Willowbridge Associates Inc.$$

	31.1	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS^	XBRL Instance Document

101.SCH^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

†	Incorporated herein by reference from the Registrant’s Form 10 filed on February 25, 2011.
Δ	Incorporated herein by reference from the Registrant’s Form 8-K filed on December 5, 2012.
*	Incorporated herein by reference from the Registrant’s Form 10-K filed on March 28, 2013.
!	Incorporated herein by reference from the Registrant’s Form 10-Q filed on November 14, 2013.
§	Incorporated herein by reference from the Registrant’s Form 10-K filed on March 28, 2014.
$	Incorporated herein by reference from the Registrant’s Form 8-K filed on August 6, 2015.
#	Incorporated herein by reference from the Registrant’s Form 8-K filed on November 4, 2015.
##	Incorporated herein by reference from the Registrant’s Form 8-K filed on January 7, 2016.
$$	Incorporated herein by reference from the Registrant’s Form 8-K filed on February 5, 2016.
**	Incorporated herein by reference from the Registrant’s Form 8-K filed on March 8, 2016.
^	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

MANAGED FUTURES PREMIER MACRO L.P. (formerly, MANAGED FUTURES PREMIER BHM L.P.)

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director
Date: March 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli
Patrick T. Egan	Feta Zabeli
President and Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2016	Date: March 28, 2016

/s/ Steven Ross	/s/ M. Paul Martin

Steven Ross	M. Paul Martin
Chief Financial Officer and Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2016
Date: March 28, 2016

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners

No proxy material has been sent to Limited Partners.