Form 10-Q
period 2016-03-31
Managed Futures Premier Macro L.P.
filed 2016-05-12
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-54284

MANAGED FUTURES PREMIER MACRO L.P.

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

Yes     No  X

As of April 30, 2016, 97,701.696 Limited Partnership Units Class A were outstanding, 15.414 Limited Partnership Units Class D were outstanding and 482.306 Limited Partnership Units Class Z were outstanding.

MANAGED FUTURES PREMIER MACRO L.P.

FORM 10-Q

PART I

Item1. Financial Statements

Managed Futures Premier Macro L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Investment in the Master(1), at fair value	$53,034,186	$71,951,672
Expense reimbursement	982	-
Cash at bank	964	-

Total assets	$53,036,132	$71,951,672

Liabilities and Partners’ Capital:
Liabilities:
Accrued Expenses:
Management fees	$67,368	$-
Redemptions payable to Limited Partners	671,140	4,204,000

Total liabilities	738,508	4,204,000

Partners’ Capital:
General Partner, Class Z (1,010.185 and 1,643.718 Units outstanding at March 31, 2016 and December 31, 2015, respectively)	557,357	1,006,167
Limited Partner, Class A (102,382.866 and 118,342.550 Units outstanding at March 31, 2016 and December 31, 2015, respectively)	51,466,458	66,343,350
Limited Partner, Class D (15.414 Units outstanding at March 31, 2016 and December 31, 2015)	7,701	8,560
Limited Partner, Class Z (482.306 and 636.459 Units outstanding at March 31, 2016 and December 31, 2015, respectively)	266,108	389,595

Total partners’ capital (net asset value)	52,297,624	67,747,672

Total liabilities and partners’ capital	$53,036,132	$71,951,672

Net asset value per Unit:
Class A	$502.69	$560.60

Class D	$499.58	$555.33

Class Z	$551.74	$612.13

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Macro L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest income allocated from the Master	$22,884	$-

Expenses:
Expenses allocated from the Master	187,915	1,068,335
Management fees	138,007	-
Ongoing placement agent fees	292,159	865,585
General Partner fees	148,940	447,190
Professional fees	67,376	57,203

Total expenses	834,397	2,438,313
Expenses borne by the General Partner	(32,029)	-

Net expenses	802,368	2,438,313

Net investment income (loss)	(779,484)	(2,438,313)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(6,362,032)	(5,663,404)
Net change in unrealized gains (losses) on open contracts allocated from the Master	221,672	(10,691,423)

Total trading results allocated from the Master	(6,140,360)	(16,354,827)

Net income (loss)	$(6,919,844)	$(18,793,140)

Net income (loss) allocation by Class:
Class A	$(6,787,820)	$(18,043,885)

Class D	$(859)	$(419,670)

Class Z	$(131,165)	$(329,585)

Net asset value per Unit:
Class A	$502.69	$641.78

Class D	$499.58	$629.66

Class Z	$551.74	$690.17

Net income (loss) per Unit:*
Class A	$(57.91)	$(75.82)

Class D	$(55.75)	$(72.11)

Class Z	$(60.39)	$(77.55)

Weighted average Units outstanding:
Class A	110,488.143	242,337.796

Class D	15.414	5,819.883

Class Z	1,966.231	4,261.580

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Macro L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2015	$66,343,350	118,342.550	$8,560	15.414	$1,395,762	2,280.177	$67,747,672	120,638.141
Subscriptions - Limited Partners	575,008	1,025.701	-	-	-	-	575,008	1,025.701
Net income (loss)	(6,787,820)	-	(859)	-	(131,165)	-	(6,919,844)	-
Redemptions - Limited Partners	(8,664,080)	(16,985.385)	-	-	(86,068)	(154.153)	(8,750,148)	(17,139.538)
Redemptions - General Partner	-	-	-	-	(355,064)	(633.533)	(355,064)	(633.533)

Partners’ Capital at March 31, 2016	$51,466,458	102,382.866	$7,701	15.414	$823,465	1,492.491	$52,297,624	103,890.771

Partners’ Capital at December 31, 2014	$178,254,779	248,403.999	$4,084,197	5,819.883	$3,786,921	4,932.716	$186,125,897	259,156.598
Subscriptions - Limited Partners	1,622,929	2,295.740	-	-	36,818	49.190	1,659,747	2,344.930
Net income (loss)	(18,043,885)	-	(419,670)	-	(329,585)	-	(18,793,140)	-
Redemptions - Limited Partners	(15,335,192)	(22,429.237)	-	-	(540,775)	(727.930)	(15,875,967)	(23,157.167)
Redemptions - General Partner	-	-	-	-	(535,155)	(750.175)	(535,155)	(750.175)

Partners’ Capital at March 31, 2015	$146,498,631	228,270.502	$3,664,527	5,819.883	$2,418,224	3,503.801	$152,581,382	237,594.186

See accompanying notes to financial statements.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

1. Organization:

Managed Futures Premier Macro L.P. (formerly, Managed Futures Premier BHM L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of Delaware on August 23, 2010, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The Partnership commenced trading on November 1, 2010. The commodity interests that are traded by the Partnership, through its investment in the Master (as defined below), are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is authorized to sell an unlimited number of units of limited partnership interest (“Units”) on a continuous basis.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. The General Partner is wholly owned Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings.

On November 1, 2010, the Partnership allocated substantially all of its capital to Morgan Stanley Smith Barney BHM I, LLC (“BHM Master”), a limited liability company organized under the limited liability company law of the State of Delaware. On February 1, 2016, the Partnership re-allocated substantially all of its capital to CMF Willowbridge Master Fund L.P. (“Willowbridge Master” or the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased an interest in Willowbridge Master with cash equal to $56,358,832. References herein to the “Master” may include, as relevant, BHM Master. The General Partner is also the general partner of the Master.

Prior to January 31, 2016, all trading decisions for the Partnership were made by Blenheim Capital Management L.L.C. (“Blenheim”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, discretionary trading program. Effective February 1, 2016, all trading decisions for the Partnership are made by Willowbridge Associates Inc. (“Willowbridge” or the “Advisor”) using Willowbridge’s wPraxis Futures Trading Approach, a proprietary discretionary trading program. Blenheim was terminated as advisor to the Partnership as of January 31, 2016, and the Partnership redeemed its entire investment in BHM Master for cash equal to $62,206,339. References herein to the “Advisor” may include, as relevant, Blenheim.

Effective February 1, 2016, Willowbridge receives a monthly management fee equal to 1.5% per year of the net assets of the Partnership as of the first day of each month. The Partnership will pay Willowbridge an incentive fee payable quarterly equal to 20% of the new trading profits. Willowbridge will not be paid incentive fee until it recovers the net loss incurred by Blenheim and earns additional new trading profits for the Partnership.

Prior to its termination, the Partnership directly paid BHM Master for its pro-rata portion of incentive and management fees. Effective February 1, 2016, the Partnership does not directly pay Willowbridge Master for its pro-rata portion of management or incentive fees. Such fees are directly paid by the Partnership to Willowbridge.

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

Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management. This entity currently serves as the placement agent to the Partnership (the “Placement Agent”). The clearing commodity broker for the Master is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Master also deposit a portion of their cash in a non-trading account at JPMorgan Chase Bank, N.A.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

At March 31, 2016, the Partnership owned approximately 13.0% of Willowbridge Master. At December 31, 2015, the Partnership owned approximately 91.5% of BHM Master. The Partnership intends to continue to invest substantially all of its assets in Willowbridge Master. The performance of the Partnership is directly affected by the performance of Willowbridge Master and prior to January 31, 2016, was directly affected by the performance of BHM Master. Willowbridge Master’s trading of futures, forward and option contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. Willowbridge Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each Limited Partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership, in excess of its capital contribution and profits, if any, net of distributions or losses, if any.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The costs of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016 and December 31, 2015, and the results of its operations for the three months ended March 31, 2016 and 2015, and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on the Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Partnership’s Investments. The Partnership carried its investments in BHM Master based on the Partnership’s (1) net contribution to the Partnership and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Partnership. The Partnership carries its investment in Willowbridge Master based on Willowbridge Master’s net asset value per Redeemable Unit as calculated by Willowbridge Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5, Fair Value Measurements.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined by first-in, first-out method. Unrealized gains or losses on open contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements.” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Master’s Cash: Willowbridge Master’s cash includes cash denominated in foreign currencies of $(653) and $8 as of March 31, 2016 and December 31, 2015, respectively. The cost of foreign currencies was $(653) and $8 as of March 31, 2016 and December 31, 2015, respectively. BHM Master’s restricted and unrestricted cash included cash denominated in foreign currencies of $18,209,976 (cost of $18,977,804) as of December 31, 2015.

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

Net Income (Loss) per Unit: Net income (loss) per Unit for each Class is calculated in accordance with ASU 946 “Financial Services – Investment Companies.” See Note 3, “Financial Highlights”.

Fair Value of Financial Instruments. The carrying value of the Master’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2016 and December 31, 2015, and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2016 and 2015, are presented below:

CMF Willowbridge Master L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2016	December 31, 2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $371,930,638 and $283,418,958 at March 31, 2016 and December 31, 2015, respectively)	$371,965,455	$283,468,837
Cash margin	58,769,854	82,435,014
Net unrealized appreciation on open futures contracts	532,478	-
Net unrealized appreciation on open forward contracts	-	99,081

Total equity in trading account	431,267,787	366,002,932

Cash at bank	802	-

Total assets	$431,268,589	$366,002,932

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$639,013
Net unrealized depreciation on open forward contracts	585,079	-
Options written, at fair value (premiums received $4,123,537 and $2,896,314 at March 31, 2016 and December 31, 2015, respectively)	3,141,818	2,004,116
Cash overdraft	18,714,874	14,634,711
Accrued expenses:
Professional fees	41,200	25,143

Total liabilities	22,482,971	17,302,983

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at March 31, 2016 and December 31, 2015	-	-
Limited Partners, 142,014.3738 and 120,525.8758 Redeemable Units outstanding at March 31, 2016 and December 31, 2015, respectively	408,785,618	348,699,949

Total liabilities and partners’ capital	$431,268,589	$366,002,932

Net asset value per Redeemable Unit	$2,878.48	$2,893.15

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Condensed Schedule of Investments

March 31, 2016

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Indices	508	$286,446	0.07%
Interest Rates U.S.	549	378,344	0.09
Interest Rates Non-U.S.	1,379	325,100	0.08

Total futures contracts purchased		989,890	0.24

Futures Contracts Sold
Energy	858	(230,949)	(0.06)
Interest Rates Non-U.S.	549	(226,463)	(0.06)

Total futures contracts sold		(457,412)	(0.12)

Net unrealized appreciation on open futures contracts		$532,478	0.12%

Unrealized Appreciation on Open Forward Contracts
Currencies	$403,942,088	$3,175,995	0.78%

Total unrealized appreciation on open forward contracts		3,175,995	0.78

Unrealized Depreciation on Open Forward Contracts
Currencies	$500,629,782	(3,761,074)	(0.92)

Total unrealized depreciation on open forward contracts		(3,761,074)	(0.92)

Net unrealized depreciation on open forward contracts		$(585,079)	(0.14)%

Options Written
Calls
Indices	610	$(793,000)	(0.19)%
Interest Rates U.S.	277	(848,313)	(0.21)
Metals	286	(540,540)	(0.13)
Puts
Energy	286	321,790	0.08
Indices	610	(442,250)	(0.11)
Interest Rates U.S.	277	(173,125)	(0.04)
Metals	286	(666,380)	(0.16)

Total options written (premiums received $4,123,537)		$(3,141,818)	(0.76)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.23%
$ 98,000,000	4/28/2016	(Amortized cost of $97,969,947)	$97,989,056	23.97%
		U.S. Treasury bills, 0.14%
$ 187,000,000	4/28/2016	(Amortized cost of $186,979,638)	186,979,118	45.74
		U.S. Treasury bills, 0.28%
$ 87,000,000	4/14/2016	(Amortized cost of $86,981,053)	86,997,281	21.28

Total U.S. Government Securities			$371,965,455	90.99%

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Condensed Schedule of Investments

December 31, 2015

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates Non-U.S.	4,695	$(1,284,726)	(0.37)%

Total futures contracts purchased		(1,284,726)	(0.37)

Futures Contracts Sold
Interest Rates Non-U.S.	2,815	645,713	0.19

Total futures contracts sold		645,713	0.19

Net unrealized depreciation on open futures contracts		$(639,013)	(0.18)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$253,329,859	$291,647	0.08%

Total unrealized appreciation on open forward contracts		291,647	0.08

Unrealized Depreciation on Open Forward Contracts
Currencies	$205,291,607	(192,566)	(0.06)

Total unrealized depreciation on open forward contracts		(192,566)	(0.06)

Net unrealized appreciation on open forward contracts		$99,081	0.02%

Options Written
Calls
Energy	522	$(111,360)	(0.03)%
Interest Rates Non-U.S.	1,881	(411,469)	(0.12)
Puts
Interest Rates Non-U.S.	1,881	(1,481,287)	(0.42)

Total options written (premiums received $2,896,314)		$(2,004,116)	(0.57)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
		U.S. Treasury bills, 0.19%
$ 50,750,000	1/21/2016	(Amortized cost of $50,742,500)	$50,746,670	14.55%
		U.S. Treasury bills 0.125%
$ 232,750,000	2/11/2016	(Amortized cost of $232,676,458)	232,722,167	66.74

Total U.S. Government Securities			$283,468,837	81.29%

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Statements of Income and Expenses

and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Investment Income:
Interest income	$208,516	$7,880

Expenses:
Clearing fees	297,559	252,579
Professional fees	20,523	32,839

Total expenses	318,082	285,418

Net investment income (loss)	(109,566)	(277,538)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,670,362)	7,725,472
Net change in unrealized gains (losses) on open contracts	576,852	3,507,796

Total trading results	(2,093,510)	11,233,268

Net income (loss)	(2,203,076)	10,955,730
Subscriptions - Limited Partners	71,836,799	75,925,975
Redemptions - Limited Partners	(9,513,726)	(10,955,581)
Distribution of interest income to feeder funds	(34,328)	(7,880)

Net increase (decrease) in Partners’ Capital	60,085,669	75,918,244
Partners’ Capital, beginning of period	348,699,949	315,540,363

Partners’ Capital, end of period	$408,785,618	$391,458,607

Net asset value per Redeemable Unit (142,014.3738 and 132,819.9169 Redeemable Units outstanding at March 31, 2016 and 2015, respectively)	$2,878.48	$2,947.29

Net income (loss) per Redeemable Unit*	$(14.41)	$89.33

Weighted average Redeemable Units outstanding	135,735.8999	128,156.0183

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder fund.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

3. Financial Highlights:

Financial highlights for each limited partner class as a whole for the three months ended March 31, 2016 and 2015, were as follows:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
Per Unit Performance (for unit outstanding throughout	Class A	Class D	Class Z	Class A	Class D	Class Z
the period):*
Net realized and unrealized gains (losses)	$(50.99)	$(50.55)	$(55.71)	$(66.06)	$(64.72)	$(70.88)
Net investment loss	(6.92)	(5.20)	(4.68)	(9.76)	(7.39)	(6.67)

Increase (decrease) for the period	(57.91)	(55.75)	(60.39)	(75.82)	(72.11)	(77.55)
Net asset value per Unit, beginning of period	560.60	555.33	612.13	717.60	701.77	767.72

Net asset value per Unit, end of period	$502.69	$499.58	$551.74	$641.78	$629.66	$690.17

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratio to Average Limited Partners’ Capital:**
Net investment loss***	(5.5)%	(4.0)%	(3.7)%	(5.8)%	(4.4)%	(4.0)%
Operating expenses before expenses borne by the General Partner and incentive fees	5.9%	4.4%	4.1%	5.8%	4.4%	4.0%
Expenses borne by the General Partner	(0.1)%	(0.1)%	(0.1)%	-%	-%	-%
Incentive fees	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.8%	4.3%	4.0%	5.8%	4.4%	4.0%

Total return:
Total return before incentive fees	(10.3)%	(10.0)%	(9.9)%	(10.6)%	(10.3)%	(10.1)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(10.3)%	(10.0)%	(9.9)%	(10.6)%	(10.3)%	(10.1)%

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (except for incentive fees).
***	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average Partners’ Capital of the Partnership and includes the income and expenses allocated from the Master.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of Willowbridge Master:

	Three Months Ended March 31,
	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(13.57)	$91.55
Net investment loss	(0.84)	(2.22)

Increase (decrease) for the period	(14.41)	89.33
Distribution of interest income to feeder funds	(0.26)	(0.06)
Net asset value per Redeemable Unit, beginning of period	2,893.15	2,858.02

Net asset value per Redeemable Unit, end of period	$2,878.48	$2,947.29

	Three Months Ended March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(0.1)%	(0.3)%

Operating expenses	0.3%	0.3%

Total return	(0.5)%	3.1%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized.

***	Interest income less total expenses.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

4. Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities is shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The Partnership and the Master, in the normal course of business, enter into various contracts with MS&Co. acting as their commodity broker. The brokerage agreement with MS&Co. gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in its Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2016 and 2015 were 3,639 and 4,495, respectively. The monthly average number of option contracts traded during the three months ended March 31, 2016 and 2015 were 3,840 and 8,621, respectively. The monthly average number of metals forward contracts traded during the three months ended March 31, 2016 and 2015 were 0 and 339, respectively. The monthly average notional value of currency forward contracts held during the three months ended March 31, 2016 and 2015 were $825,565,766 and $231,272,563, respectively.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar agreements as of March 31, 2016 and December 31, 2015, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2016	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$1,101,292	$(568,814)	$532,478	$-	$-	$532,478
Forwards	3,175,995	(3,175,995)	-	-	-	-

Total assets	$4,277,287	$(3,744,809)	$532,478	$-	$-	$532,478

Liabilities
Futures	$(568,814)	$568,814	$-	$-	$-	$-
Forwards	(3,761,074)	3,175,995	(585,079)	-	-	(585,079)
Options written	(3,141,818)	-	(3,141,818)	-	-	(3,141,818)

Total liabilities	$(7,471,706)	$3,744,809	$(3,726,897)	$-	$-	$(3,726,897)

Net fair value						$(3,194,419)	*

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2015	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$645,713	$(645,713)	$-	$-	$-	$-
Forwards	291,647	(192,566)	99,081	-	-	99,081

Total assets	$937,360	$(838,279)	$99,081	$-	$-	$99,081

Liabilities
Futures	$(1,284,726)	$645,713	$(639,013)	$-	$-	$(639,013)
Forwards	(192,566)	192,566	-	-	-	-
Options written	(2,004,116)	-	(2,004,116)	-	-	(2,004,116)

Total liabilities	$(3,481,408)	$838,279	$(2,643,129)	$-	$-	$(2,643,129)

Net fair value						$(2,544,048)	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Statements of Financial Condition. In the case of exchangetraded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities as of March 31, 2016 and December 31, 2015, respectively.

	March 31, 2016
Assets
Futures Contracts
Energy	$64,350
Indices	333,498
Interest Rates U.S.	378,344
Interest Rates Non-U.S.	325,100

Total unrealized appreciation on open futures contracts	1,101,292

Liabilities
Futures Contracts
Energy	(295,299)
Indices	(47,052)
Interest Rates Non-U.S.	(226,463)

Total unrealized depreciation on open futures contracts	(568,814)

Net unrealized appreciation on open futures contracts	$532,478	*

Assets
Forward Contracts
Currencies	$3,175,995

Total unrealized appreciation on open forward contracts	3,175,995

Liabilities
Forward Contracts
Currencies	(3,761,074)

Total unrealized depreciation on open forward contracts	(3,761,074)

Net unrealized depreciation on open forward contracts	$(585,079)	**

Liabilities
Options Written
Energy	$321,790
Indices	(1,235,250)
Interest Rates U.S.	(1,021,438)
Metals	(1,206,920)

Total options written	$(3,141,818)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015
Assets
Futures Contracts
Interest Rates Non-U.S.	$645,713

Total unrealized appreciation on open futures contracts	645,713

Liabilities
Futures Contracts
Interest Rates Non-U.S.	(1,284,726)

Total unrealized depreciation on open futures contracts	(1,284,726)

Net unrealized depreciation on open futures contracts	$(639,013)	*

Assets
Forward Contracts
Currencies	$291,647

Total unrealized appreciation on open forward contracts	291,647

Liabilities
Forward Contracts
Currencies	(192,566)

Total unrealized depreciation on open forward contracts	(192,566)

Net unrealized appreciation on open forward contracts	$99,081	**

Liabilities
Options Written
Energy	$(111,360)
Interest Rates Non-U.S.	(1,892,756)

Total options written	$(2,004,116)	***

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
Sector	2016		2015

Currencies	$(2,252,233)		$10,943,927
Energy	(3,869,100)		3,530,967
Indices	80,681		(4,997,835)
Interest Rates U.S.	3,571,225		(1,990,532)
Interest Rates Non-U.S.	137,050		4,371,191
Metals	238,867		384,639
Softs	-		(1,009,089)

Total	$(2,093,510)	*	$11,233,268	*

*	This amount is in “Total trading results” on the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

5. Fair Value Measurements:

Master’s Fair Value Measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts was extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts was calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31, 2015 and for the periods ended March 31, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$1,101,292	$1,101,292	$-	$-
Forwards	3,175,995	-	3,175,995	-
U.S. Treasury bills	371,965,455	-	371,965,455	-

Total Assets	$376,242,742	$1,101,292	$375,141,450	$-

Liabilities
Futures	$568,814	$568,814	$-	$-
Forwards	3,761,074	-	3,761,074	-
Options written	3,141,818	3,141,818	-	-

Total Liabilities	$7,471,706	$3,710,632	$3,761,074	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
Futures	$645,713	$645,713	$-	$-
Forwards	291,647	-	291,647	-
U.S. Treasury bills	283,468,837	-	283,468,837	-

Total Assets	$284,406,197	$645,713	$283,760,484	$-

Liabilities
Futures	$1,284,726	$1,284,726	$-	$-
Forwards	192,566	-	192,566	-
Options written	2,004,116	2,004,116	-	-

Total Liabilities	$3,481,408	$3,288,842	$192,566	$-

6. Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that at any given time approximately 0.0% to 100.0% of the Master’s contracts are traded OTC.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Payments (“variation margin”) may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed- upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Master’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Master’s Statements of Income and Expenses.

Options. The Master may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Master’s Statements of Financial Condition and marked-to-market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Master’s Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investment held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of the futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk, as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Partnership/Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Partnership/Master does not consider these contracts to be guarantees.

The General Partner monitors and attempts to control the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The risk to the limited partners that have purchased Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.

The majority of these financial instruments mature within one year of the inception date. However, due to the nature of the Partnership’s/Master’s business, these instruments may not be held to maturity.

7. Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustments to or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, expense reimbursement and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2016.

There are no known trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master and by expenses, interest income, subscriptions and redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2016, the Partnership’s capital decreased 22.8% from $67,747,672 to $52,297,624. This decrease was attributable to the redemptions of 16,985.385 Class A Limited Partner Units totaling $8,664,080, redemptions of 154.153 Class Z Limited Partner Units totaling $86,068 and redemptions of 633.533 Class Z General Partner Units totaling $355,064, coupled with a net loss of $6,919,844, which was partially offset by the subscriptions of 1,025.701 Class A Limited Partner Units totaling $575,008. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

For the three months ended March 31, 2016, the Master’s capital increased 17.2% from $348,699,949 to $408,785,618. This increase was attributable to the subscriptions of $71,836,799 which was partially offset by a net loss of $2,203,076, redemptions totaling $9,513,726 and distribution of interest income to feeder funds totaling $34,328. Future redemptions can impact the amount of funds available for investment in commodity contracts positions in subsequent periods.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s first quarter of 2016, the net asset value per Unit for Class A decreased 10.3% from $560.60 to $502.69, as compared to a decrease of 10.6% in the first quarter of 2015. During the Partnership’s first quarter of 2016, the net asset value per Unit for Class D decreased 10.0% from $555.33 to $499.58, as compared a decrease of 10.3% in the first quarter of 2015. During the Partnership’s first quarter of 2016, the net asset value per Unit for Class Z decreased 9.9% from $612.13 to $551.74, as compared to a decrease of 10.1% in the first quarter of 2015. The Partnership, through its investment in the Master, experienced a net trading loss in the first quarter of 2016 of $6,140,360 Losses were primarily attributable to the Master’s trading in currencies, energy, grains, U.S. interest rates, metals and softs and were partially offset by gains in non-U.S. interest rates and indices. The Partnership, through its investment in the Blenheim Master, experienced a net trading loss in the first quarter of 2015 of $16,354,827. Losses were primarily attributable to the Blenheim Master’s trading in commodities and were partially offset by gains in currencies, equities and interest rates.

The most significant losses were incurred within the agricultural markets during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices and signs emerged that the crop in Ghana, the second-biggest cocoa producer, was recovering from a five-year low. Within the metals sector, losses were experienced primarily from long positions in tin futures as prices fell during the first half of January after the release of a gloomy forecast for Chinese manufacturing growth. Additional losses within the metals sector were also experienced during January from long positions in palladium futures as prices fell on reduced industrial demand from the auto industry. Within the energy markets, losses were recorded during March from short positions in crude oil futures as prices moved higher as Saudi Arabia opened negotiations with global oil producers to curtail current production levels. Losses were also recorded in the energies during January from long positions in Brent crude oil futures as turmoil in Chinese markets and an expected increase in Iranian crude exports added to concerns that a global supply glut may continue. Losses were incurred within the currency sector during March from short positions in the euro versus the U.S. dollar as the relative value of the dollar declined following dovish comments from U.S. Federal Reserve Chair Janet Yellen that pushed out expectations for the U.S. central bank’s next interest rate hike. Losses were also recorded in the currency sector during January from short positions in the Saudi riyal versus the U.S. dollar. Within the global interest rate sector, losses were incurred during March from long positions in U.S. Treasury bond futures as prices fell after a report showed U.S. jobs growth was solid enough in February to sustain speculation that the U.S. Federal Reserve may raise interest rates this year. The Partnership’s trading losses for the quarter were partially offset by trading gains within the global stock index markets from short positions in U.S. equity index futures as prices declined sharply during January amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master) depends on the Advisor’s ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs, policies, national and international political and economic events, and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership (and the Master) expects to increase capital through operations.

Interest income on 80% of the Partnership’s daily average equity allocated to it by Willowbridge Master was earned at the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership and Willowbridge Master. Interest income allocated from Willowbridge Master for the three months ended March 31, 2016 increased by $22,884, as compared to the corresponding period in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three months ended March 31, 2016, as compared to the corresponding period in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in Willowbridge Master’s account and upon interest rates over which the Partnership, Willowbridge Master and the commodity broker have no control.

BHM Master’s cash was on deposit in commodity brokerage accounts with Morgan Stanley and was maintained in cash, U.S. Treasury bills and/or other permitted investments and segregated as customer funds, to the extent required by the Commodity Futures Trading Commission (“CFTC”) regulations. From time to time, a portion of the BHM Master’s excess cash (BHM Master’s assets not used for futures interest trading or required margin for such trading) might have been invested by MS&Co. in permitted investments chosen by the General Partner from time to time. The Master received 100% of the interest income earned on any excess cash invested in permitted investments. For excess cash which was not invested, MS&Co. credited BHM Master on 100% of the average daily equity maintained in cash in BHM Master’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bill discount less 0.15% during such month.

Ongoing placement agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The ongoing placement agent fees for the three months ended March 31, 2016 decreased $573,426, as compared to the corresponding period in 2015. The decrease in ongoing placement agent fees is due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

General Partner fees (formerly, administrative fees) are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. General Partner fees for the three months ended March 31, 2016 decreased $298,250, as compared to the corresponding period in 2015. The decrease in General Partner fees is due to lower average net assets during the three months ended March 31, 2016, as compared to the corresponding period in 2015.

Management fees were borne by Blenheim Master, prior to its termination effective January 31, 2016. Effective February 1, 2016 management fees began to be charged on the Partnership level based on the net assets of the Partnership as of the first day of each month. Accordingly, they must be analyzed in relation to the fluctuations in monthly beginning net asset values. Management fees for the three months ended March 31, 2016 were $138,007.

Incentive fees were borne by BHM Master, prior to its termination effective January 31, 2016. Effective February 1, 2016 incentive fees began to be charged on the Partnership level. Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three months ended March 31, 2016 and 2015. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Master as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time and allocate assets to additional advisors at any time.

Off-Balance Sheet Arrangements and Contractual Obligations

The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Master is a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s capital is subject to the risk of trading loss, through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

The limited partners will not be liable for losses exceeding the current net asset value of their investment.

Market movements result in frequent changes in the fair value of the Master’s open positions and, consequently, in its earnings and cash balances. The Master’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification results among the Master’s open positions and the liquidity of the markets in which it trades.

The Master rapidly acquires and liquidates both long and short positions in a range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Master’s past performance is not necessarily indicative of its future results.

“Value at Risk” is a measure of the maximum amount which the Master could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Master’s speculative trading and the recurrence in the markets traded by the Master of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Master’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Master’s losses in any market sector will be limited to Value at Risk or by the Master’s attempts to manage its market risk.

Exchange margin requirements have been used by the Master as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended March 31, 2016 and during the twelve months ended December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of March 31, 2016, Willowbridge Master’s total capitalization was $408,785,618, and the Partnership owned approximately 13.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2016 was as follows:

March 31, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Risk*
Currencies	$38,893,524	9.51%	$79,559,952	$35,186,364	$41,262,527
Energy	3,455,221	0.84	12,259,443	378,906	3,473,316
Indices	9,996,561	2.45	9,996,561	-	3,332,187
Interest Rates U.S.	5,365,546	1.31	22,748,409	515,185	7,800,674
Interest Rates Non-U.S.	1,091,038	0.27	4,149,092	-	1,028,877
Metals	3,431,571	0.84	3,876,473	-	1,143,857

Total	$62,233,461	15.22%

*	Average of month-end VaR.

As of December 31, 2015, BHM Master’s total capitalization was $78,671,908. The Partnership owned approximately 91.5% of BHM Master. As of December 31, 2015, BHM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blenheim for trading) was as follows:

December 31, 2015

		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Risk*
Commodity	$6,369,443	8.10%	$43,569,935	$5,462,314	$19,190,910
Equity	294,019	0.37	1,990,777	53,641	565,750
Currency	363,989	0.46	4,636,011	194,711	1,030,885
Interest Rate	11,825	0.02	1,399,215	-	162,482

Total	$7,039,276	8.95%

*	Annual average of daily VaR.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending against the Partnership or the General Partner.

The following information supplements and amends the discussion set forth under Part I. Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”), and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on the Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2016, there were subscriptions of 1,025.701 Units of Class A totaling $575,008. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures, swaps, options and forward contracts.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	10,990.038	$510.40	154.153	$558.33	N/A	N/A
February 1, 2016 -February 29, 2016	4,660.249	$511.48	-	$560.45	N/A	N/A
March 1, 2016 -March 31, 2016	1,335.098	$502.69	-	$551.74	N/A	N/A
	16,985.385	$510.09	154.153	$558.33	N/A	N/A

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

**	Redemptions of Units are affected as of the last day of each month at the net asset value per Unit as of that day.

Item 4. Mine Safety Disclosures — Not applicable.

Item 5. Other Information — None.

Item 6.    Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1 Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2 Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Notes to Exhibits List

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Managed Futures Premier Macro L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date: May 12, 2016

By:	/s/ Steven Ross
Steven Ross Chief Financial Officer and Director (Principal Accounting Officer)

Date: May 12, 2016

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.