Form 10-Q
period 2016-06-30
Managed Futures Premier Macro L.P.
filed 2016-08-11
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes       No X

As of July 31, 2016, 108,040.454 Limited Partnership Units Class A were outstanding, 15.414 Limited Partnership Units Class D were outstanding and 751.196 Limited Partnership Units Class Z were outstanding.

MANAGED FUTURES PREMIER MACRO L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Managed Futures Premier Macro L.P.

Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets:
Investment in the Master(1) , at fair value	$54,279,712	$71,951,672
Expense reimbursement	1,019	-
Cash at bank	994	-

Total assets	$54,281,725	$71,951,672

Liabilities and Partners’ Capital:
Liabilities:
Accrued Expenses:
Management fees	$68,915	$-
Redemptions payable to Limited Partners	774,349	4,204,000

Total liabilities	843,264	4,204,000

Partners’ Capital:
General Partner, Class Z (1,010.185 and 1,643.718 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	541,599	1,006,167
Limited Partner, Class A (107,928.517 and 118,342.550 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	52,454,510	66,343,350
Limited Partner, Class D (15.414 Units outstanding at June 30, 2016 and December 31, 2015)	7,468	8,560
Limited Partner, Class Z (811.139 and 636.459 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	434,884	389,595

Total partners’ capital (net asset value)	53,438,461	67,747,672

Total liabilities and partners’ capital	$54,281,725	$71,951,672

Net asset value per Unit:
Class A	$486.01	$560.60

Class D	$484.53	$555.33

Class Z	$536.14	$612.13

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Macro L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Investment Income:
Interest income allocated from the Master	$21,255	$-	$44,139	$-

Expenses:
Expenses allocated from the Master	35,025	847,678	222,940	1,916,013
Management fees	202,166	-	340,173	-
Ongoing placement agent fees	264,934	695,863	557,093	1,561,448
General Partner fees	134,777	359,982	283,717	807,172
Professional fees	65,446	49,604	132,822	106,807

Total expenses	702,348	1,953,127	1,536,745	4,391,440
Expenses borne by the General Partner	(34,543)	-	(66,572)	-

Net expenses	667,805	1,953,127	1,470,173	4,391,440

Net investment loss	(646,550)	(1,953,127)	(1,426,034)	(4,391,440)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(915,736)	(8,500,173)	(7,348,546)	(14,163,577)
Net change in unrealized gains (losses) on open contracts allocated from the Master	(239,832)	4,247,451	52,618	(6,443,972)

Total trading results allocated from the Master	(1,155,568)	(4,252,722)	(7,295,928)	(20,607,549)

Net income (loss)	$(1,802,118)	$(6,205,849)	$(8,721,962)	$(24,998,989)

Net income (loss) allocation by Class:
Class A	$(1,775,647)	$(5,891,203)	$(8,563,467)	$(23,935,088)

Class D	$(232)	$(192,216)	$(1,092)	$(611,886)

Class Z	$(26,239)	$(122,430)	$(157,403)	$(452,015)

Net asset value per Unit:
Class A	$486.01	$606.18	$486.01	$606.18

Class D	$484.53	$596.63	$484.53	$596.63

Class Z	$536.14	$655.22	$536.14	$655.22

Net income (loss) per Unit: *
Class A	$(16.68)	$(35.60)	$(74.59)	$(111.42)

Class D	$(15.05)	$(33.03)	$(70.80)	$(105.14)

Class Z	$(15.60)	$(34.95)	$(75.99)	$(112.50)

Weighted average Units outstanding:
Class A	106,481.674	210,022.070	108,484.909	226,179.933

Class D	15.414	5,819.883	15.414	5,819.883

Class Z	1,681.094	3,500.705	1,823.662	3,881.143

*	Represents the change in net asset per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Macro L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2015	$66,343,350	118,342.550	$8,560	15.414	$1,395,762	2,280.177	$67,747,672	120,638.141
Subscriptions - Limited Partners	7,879,408	15,767.232	-	-	179,256	328.833	8,058,664	16,096.065
Net income (loss)	(8,563,467)	-	(1,092)	-	(157,403)	-	(8,721,962)	-
Redemptions - Limited Partners	(13,204,781)	(26,181.265)	-	-	(86,068)	(154.153)	(13,290,849)	(26,335.418)
Redemptions - General Partner	-	-	-	-	(355,064)	(633.533)	(355,064)	(633.533)

Partners’ Capital at June 30, 2016	$52,454,510	107,928.517	$7,468	15.414	$976,483	1,821.324	$53,438,461	109,765.255

Partners’ Capital at December 31, 2014	$178,254,779	248,403.999	$4,084,197	5,819.883	$3,786,921	4,932.716	$186,125,897	259,156.598
Subscriptions - Limited Partners	2,860,304	4,175.008	-	-	46,818	63.303	2,907,122	4,238.311
Net income (loss)	(23,935,088)	-	(611,886)	-	(452,015)	-	(24,998,989)	-
Redemptions - Limited Partners	(48,686,965)	(73,600.067)	-	-	(596,075)	(811.132)	(49,283,040)	(74,411.199)
Redemptions - General Partner	-	-	-	-	(535,155)	(750.175)	(535,155)	(750.175)

Partners’ Capital at June 30, 2015	$108,493,030	178,978.940	$3,472,311	5,819.883	$2,250,494	3,434.712	$114,215,835	188,233.535

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

Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management. This entity currently serves as the placement agent to the Partnership (the “Placement Agent”). The clearing commodity broker for the Master is Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership/Master also deposit a portion of their cash in a non-trading account at JP Morgan Chase Bank, N.A.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

At June 30, 2016, the Partnership owned approximately 14.0% of Willowbridge Master. At December 31, 2015, the Partnership owned approximately 91.5% of BHM Master. The Partnership intends to continue to invest substantially all of its assets in Willowbridge Master. The performance of the Partnership is directly affected by the performance of Willowbridge Master and prior to January 31, 2016, was directly affected by the performance of BHM Master. Willowbridge Master’s trading of futures, forward and option contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. Willowbridge Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The General Partner and each Limited Partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership, in excess of its capital contributions and profits, if any, net of distributions or losses, if any.

In July, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015, and changes in partners’ capital for the six months ended June 30, 2016, and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates.

Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investment. The Partnership carried its investment in BHM Master based on the Partnership’s (1) net contribution to the Partnership and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of the Partnership. The Partnership carries its investment in Willowbridge Master based on Willowbridge Master’s net asset value per Redeemable Unit as calculated by Willowbridge Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5, “Fair Value Measurements.”

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, ”Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined by first-in, first-out method. Unrealized gains or losses on open contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Master’s Cash. Willowbridge Master’s cash includes cash denominated in foreign currencies of $(234,304) and $8 as of June 30, 2016 and December 31, 2015, respectively. The cost of foreign currencies was ($234,917) and $8 as of June 30, 2016 and December 31, 2015, respectively. BHM Master’s restricted and unrestricted cash included cash denominated in foreign currencies of $18,209,976 (cost of $18,977,804) as of December 31, 2015.

Fair Value of Financial Instruments. The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates the fair value due to the short term nature of such balances.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit. Net income (loss) per Unit for each Class is calculated in accordance with ASU 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

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

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2016 and December 31, 2015, and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2016 and 2015, are presented below:

CMF Willowbridge Master L. P.

Statements of Financial Condition

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $360,820,282, and $283,418,958 at June 30, 2016 and December 31, 2015, respectively)	$360,879,140	$283,468,837
Cash margin	29,724,914	82,435,014
Net unrealized appreciation on open futures contracts	135,114	-
Net unrealized appreciation on open forward contracts	-	99,081

Total equity in trading account	390,739,168	366,002,932
Cash at bank	607	-

Total assets	$390,739,775	$366,002,932

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$639,013
Net unrealized depreciation on open forward contracts	1,023,974	-
Options written, at fair value (premiums received $0 and $2,896,314 at June 30, 2016 and December 31, 2015, respectively)	-	2,004,116
Cash overdraft	617,399	14,634,711
Accrued expenses:
Professional fees	33,965	25,143

Total liabilities	1,675,338	17,302,983

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at June 30, 2016 and December 31, 2015	-	-
Limited Partners, 138,152.8913 and 120,525.8758 Redeemable Units outstanding at June 30, 2016 and December 31, 2015, respectively	389,064,437	348,699,949

Total liabilities and partners’ capital	$390,739,775	$366,002,932

Net asset value per Redeemable Unit	$2,816.19	$2,893.15

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L. P.

Condensed Schedule of Investments

June 30, 2016

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates Non-U.S.	4,942	$978,226	0.25%

Total futures contracts purchased		978,226	0.25

Futures Contracts Sold
Interest rates U.S.	547	159,156	0.04
Interest Rates Non-U.S.	4,942	(906,338)	(0.23)
Metals	214	(95,930)	(0.02)

Total futures contracts sold		(843,112)	(0.21)

Net unrealized appreciation on open futures contracts		$135,114	0.04%

Unrealized Appreciation on Open Forward Contracts
Currencies	$216,106,056	$1,429,766	0.37%
Metals	563	1,038,138	0.27

Total unrealized appreciation on open forward contracts		2,467,904	0.64

Unrealized Depreciation on Open Forward Contracts
Currencies	$282,078,618	$(3,169,861)	(0.81)
Metals	169	(322,017)	(0.08)

Total unrealized depreciation on open forward contracts		(3,491,878)	(0.89)

Net unrealized depreciation on open forward contracts		$(1,023,974)	(0.25	) %

U.S. Government Securities
Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$160,000,000	9/29/2016	U.S. Treasury bills, 0.24% (Amortized cost of $159,904,000)	$159,897,000	41.10%
$126,000,000	7/7/2016	U.S. Treasury bills, 0.205% (Amortized cost of $125,963,407)	125,998,583	32.39
$75,000,000	8/11/2016	U.S. Treasury bills, 0.29% (Amortized cost of $74,952,875)	74,983,557	19.27

Total U.S. Government Securities			$360,879,140	92.76%

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L. P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates Non-U.S.	4,695	$(1,284,726)	(0.37	) %

Total futures contracts purchased		(1,284,726)	(0.37)

Futures Contracts Sold
Interest Rates Non-U.S.	2,815	645,713	0.19

Total futures contracts sold		645,713	0.19

Net unrealized depreciation on open futures contracts		$(639,013)	(0.18	) %

Unrealized Appreciation on Open Forward Contracts
Currencies	$253,329,859	$291,647	0.08%

Total unrealized appreciation on open forward contracts		291,647	0.08

Unrealized Depreciation on Open Forward Contracts
Currencies	$205,291,607	(192,566)	(0.06)

Total unrealized depreciation on open forward contracts		(192,566)	(0.06)

Net unrealized appreciation on open forward contracts		$99,081	0.02%

Options Written
Calls
Energy	522	$(111,360)	(0.03	) %
Interest Rates Non-U.S.	1,881	(411,469)	(0.12)

Puts
Interest Rates Non-U.S.	1,881	(1,481,287)	(0.42)

Total options written (premiums received $2,896,314)		$(2,004,116)	(0.57	) %

U.S. Government Securities
Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$50,750,000	1/21/2016	U.S. Treasury bills, 0.19% (Amortized cost of $50,742,500)	$50,746,670	14.55%
$232,750,000	2/11/2016	U.S. Treasury bills, 0.125% (Amortized cost of $232,676,458)	232,722,167	66.74

Total U.S. Government Securities			$283,468,837	81.29%

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L. P.

Statements of Income and Expenses

and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$182,498	$6,793	$391,014	$14,673

Expenses:
Clearing fees	236,866	197,150	534,425	449,729
Professional fees	20,521	22,909	41,044	55,748

Total expenses	257,387	220,059	575,469	505,477

Net investment income (loss)	(74,889)	(213,266)	(184,455)	(490,804)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(6,646,932)	(20,052,392)	(9,317,294)	(12,326,920)
Net change in unrealized gains (losses) on open contracts	(1,817,365)	(4,803,051)	(1,240,513)	(1,295,255)

Total trading results	(8,464,297)	(24,855,443)	(10,557,807)	(13,622,175)

Net income (loss)	(8,539,186)	(25,068,709)	(10,742,262)	(14,112,979)
Subscriptions - Limited Partners	22,976,698	31,746,546	94,813,497	107,672,521
Redemptions - Limited Partners	(34,124,441)	(13,240,787)	(43,638,167)	(24,196,368)
Distribution of interest income to feeder funds	(34,252)	(6,793)	(68,580)	(14,673)

Net increase (decrease) in Partners’ Capital	(19,721,181)	(6,569,743)	40,364,488	69,348,501
Partners’ Capital, beginning of period	408,785,618	391,458,607	348,699,949	315,540,363

Partners’ Capital, end of period	$389,064,437	$384,888,864	$389,064,437	$384,888,864

Net asset value per Redeemable Unit (138,152.8913 and 139,407.5949 Redeemable Units outstanding at June 30, 2016 and 2015, respectively)	$2,816.19	$2,760.89	$2,816.19	$2,760.89

Net income (loss) per Redeemable Unit*	$(62.04)	$(186.35)	$(76.46)	$(97.02)

Weighted average Redeemable Units outstanding	138,175.1631	137,570.9736	136,410.3885	132,863.4959

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder fund.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the Limited Partner Classes as a whole for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
Per Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(10.67)	$(10.63)	$(11.73)	$(26.58)	$(26.18)	$(28.76)
Net investment loss	(6.01)	(4.42)	(3.87)	(9.02)	(6.85)	(6.19)

Increase (decrease) for the period	(16.68)	(15.05)	(15.60)	(35.60)	(33.03)	(34.95)
Net asset value per Unit, beginning of period	502.69	499.58	551.74	641.78	629.66	690.17

Net asset value per Unit, end of period	$486.01	$484.53	$536.14	$606.18	$596.63	$655.22

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
Per Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(61.61)	$(61.07)	$(67.26)	$(92.64)	$(90.90)	$(99.64)
Net investment loss	(12.98)	(9.73)	(8.73)	(18.78)	(14.24)	(12.86)

Increase (decrease) for the period	(74.59)	(70.80)	(75.99)	(111.42)	(105.14)	(112.50)
Net asset value per Unit, beginning of period	560.60	555.33	612.13	717.60	701.77	767.72

Net asset value per Unit, end of period	$486.01	$484.53	$536.14	$606.18	$596.63	$655.22

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended June 30, 2016						Three Months Ended June 30, 2015
	Class A		Class D		Class Z		Class A		Class D		Class Z
Ratio to Average Limited Partners’ Capital:**
Net investment loss***	(5.0	) %	(3.6	) %	(3.0	) %	(5.8	) %	(4.3	) %	(3.5	) %
Operating expenses before expenses borne by the
General Partner and incentive fees	5.5%		4.0%		3.5%		5.8%		4.3%		3.5%
Expenses borne by the General Partner	(0.1	) %	(0.1	) %	0.0	%****	-%		-%		-%
Incentive fees	-%		-%		-%		-%		-%		-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.4%		3.9%		3.5%		5.8%		4.3%		3.5%

Total return:
Total return before incentive fees	(3.3	) %	(3.0	) %	(2.8	) %	(5.5	) %	(5.2	) %	(5.1	) %
Incentive fees	-%		-%		-%		-%		-%		-%

Total return after incentive fees	(3.3	) %	(3.0	) %	(2.8	) %	(5.5	) %	(5.2	) %	(5.1	) %

	Six Months Ended June 30, 2016						Six Months Ended June 30, 2015
	Class A		Class D		Class Z		Class A		Class D		Class Z
Ratio to Average Limited Partners’ Capital:**
Net investment loss***	(5.2	) %	(3.9	) %	(3.4	) %	(5.8	) %	(4.4	) %	(3.6	) %
Operating expenses before expenses borne by the
General Partner and incentive fees	5.6%		4.3%		3.8%		5.8%		4.4%		3.6%
Expenses borne by the General Partner	(0.1	) %	(0.1	) %	(0.1	) %	-%		-%		-%
Incentive fees	-%		-%		-%		-%		-%		-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.5%		4.2%		3.7%		5.8%		4.4%		3.6%

Total return:
Total return before incentive fees	(13.3	) %	(12.7	) %	(12.4	) %	(15.5	) %	(15.0	) %	(14.7	) %
Incentive fees	-%		-%		-%		-%		-%		-%

Total return after incentive fees	(13.3	) %	(12.7	) %	(12.4	) %	(15.5	) %	(15.0	) %	(14.7	) %

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (other than incentive fees).

***	Interest income allocated from the Master less total expenses.

****	Due to rounding.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Master.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of Willowbridge Master:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(61.50)		$(184.78)		$(75.11)		$(93.23)
Net investment loss	(0.54)		(1.57)		(1.35)		(3.79)

Increase (decrease) for the period	(62.04)		(186.35)		(76.46)		(97.02)
Distribution of interest income to feeder funds	(0.25)		(0.05)		(0.50)		(0.11)
Net asset value per Redeemable Unit, beginning of period	2,878.48		2,947.29		2,893.15		2,858.02

Net asset value per Redeemable Unit, end of period	$2,816.19		$2,760.89		$2,816.19		$2,760.89

Ratios to Average Limited Partner’s Capital:**
Net investment loss***	(0.1	) %	(0.2	) %	(0.1	) %	(0.3	) %

Operating expenses	0.3%		0.2%		0.3%		0.3%

Total return	(2.2	) %	(6.3	) %	(2.7	) %	(3.4	) %

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

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro rata share of the results of the Master’s trading activities is shown in the Statements of Income and Expenses and Changes in Partners’ Capital.

The futures brokerage account agreements with MS&Co. gives the Partnership and the Master, respectively, the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in its Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet” have been met.

Trading and transactions fees are based on the number of trades executed by the Advisor for the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2016 and 2015 were 8,476 and 2,262, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2016 and 2015, were 6,057 and 3,378, respectively. The monthly average number of option contracts traded during the three months ended June 30, 2016 and 2015 were 1,096 and 6,903, respectively. The monthly average number of option contracts traded during the six months ended June 30, 2016 and 2015 were 2,468 and 7,762, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2016 and 2015 were 732 and 1,045, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2016 and 2015 were 366 and 692, respectively. The monthly average notional value of currency forward contracts held during the three months ended June 30, 2016 and 2015 were $591,421,430 and $400,419,073, respectively. The monthly average notional value of currency forward contracts held during the six months ended June 30, 2016 and 2015 were $708,493,598 and $315,845,818, respectively.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2016 and December 31, 2015, respectively.

June 30, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$1,441,207	$(1,306,093)	$135,114	$-	$-	$135,114
Forwards	2,467,904	(2,467,904)	-	-	-	-

Total Assets	$3,909,111	$(3,773,997)	$135,114	$-	$-	$135,114

Liabilities
Futures	$(1,306,093)	$1,306,093	$-	$-	$-	$-
Forwards	(3,491,878)	2,467,904	(1,023,974)	-	-	(1,023,974)

Total Liabilities	$(4,797,971)	$3,773,997	$(1,023,974)	$-	$-	$(1,023,974)

Net fair value						$(888,860	) *

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
Futures	$645,713	$(645,713)	$-	$-	$-	$-
Forwards	291,647	(192,566)	99,081	-	-	99,081

Total Assets	$937,360	$(838,279)	$99,081	$-	$-	$99,081

Liabilities
Futures	$(1,284,726)	$645,713	$(639,013)	$-	$-	$(639,013)
Forwards	(192,566)	192,566	-	-	-	-
Options written	(2,004,116)	-	(2,004,116)	-	-	(2,004,116)

Total Liabilities	$(3,481,408)	$838,279	$(2,643,129)	$-	$-	$(2,643,129)

Net fair value						$(2,544,048	) *

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s off-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities as of June 30, 2016, and December 31, 2015, respectively.

	June 30,
	2016
Assets
Futures Contracts
Interest Rates U.S.	$185,219
Interest Rates Non-U.S.	1,255,988

Total unrealized appreciation on open futures contracts	1,441,207

Liabilities
Futures Contracts
Interest Rates U.S.	(26,063)
Interest Rates Non-U.S.	(1,184,100)
Metals	(95,930)

Total unrealized depreciation on open futures contracts	(1,306,093)

Net unrealized appreciation on open futures contracts	$135,114	*

Assets
Forward Contracts
Currencies	$1,429,766
Metals	1,038,138

Total unrealized appreciation on open forward contracts	2,467,904

Liabilities
Forward Contracts
Currencies	(3,169,861)
Metals	(322,017)

Total unrealized depreciation on open forward contracts	(3,491,878)

Net unrealized depreciation on open forward contracts	$(1,023,974	) **

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2015
Assets
Futures Contracts
Interest Rates Non-U.S.	$645,713

Total unrealized appreciation on open futures contracts	645,713

Liabilities
Futures Contracts
Interest Rates Non-U.S.	(1,284,726)

Total unrealized depreciation on open futures contracts	(1,284,726)

Net unrealized depreciation on open futures contracts	$(639,013	) *

Assets
Forward Contracts
Currencies	$291,647

Total unrealized appreciation on open forward contracts	291,647

Liabilities
Forward Contracts
Currencies	(192,566)

Total unrealized depreciation on open forward contracts	(192,566)

Net unrealized appreciation on open forward contracts	$99,081	**

Liabilities
Options Written
Energy	$(111,360)
Interest Rates Non-U.S.	(1,892,756)

Total options written	$(2,004,116	) ***

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

***	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Sector	2016		2015		2016		2015
Currencies	$(3,162,101)		$(396,954)		$(5,414,334)		$10,546,973
Energy	(4,169,036)		(10,609,085)		(8,038,136)		(7,078,118)
Indices	(205,224)		(3,805,127)		(124,543)		(8,802,962)
Interest Rates U.S.	(470,438)		(10,153,660)		3,100,787		(12,144,192)
Interest Rates Non-U.S.	(2,287,341)		809,446		(2,150,291)		5,180,637
Metals	1,829,843		(700,063)		2,068,710		(315,424)
Softs	-		-		-		(1,009,089)

Total	$(8,464,297	) *	$(24,855,443	) *	$(10,557,807	) *	$(13,622,175	) *

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,441,207	$1,441,207	$-	$-
Forwards	2,467,904	1,038,138	1,429,766	-
U.S. Treasury bills	360,879,140	-	360,879,140	-

Total assets	$364,788,251	$2,479,345	$362,308,906	$-

Liabilities
Futures	$1,306,093	$1,306,093	$-	$-
Forwards	3,491,878	322,017	3,169,861	-

Total liabilities	$4,797,971	$1,628,110	$3,169,861	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$645,713	$645,713	$-	$-
Forwards	291,647	-	291,647	-
U.S. Treasury bills	283,468,837	-	283,468,837	-

Total assets	$284,406,197	$645,713	$283,760,484	$-

Liabilities
Futures	$1,284,726	$1,284,726	$-	$-
Forwards	192,566	-	192,566	-
Options written	2,004,116	2,004,116	-	-

Total liabilities	$3,481,408	$3,288,842	$192,566	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 50.6% to 98.5% of the Master’s contracts are traded OTC.

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

Options. The Master may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Master’s Statements of Financial Condition and marked-to-market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Master’ Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

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

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, expense reimbursement and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2016.

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

For the six months ended June 30, 2016, Partnership’s capital decreased 21.1% from $67,747,672 to $53,438,461. This decrease was attributable to the redemptions of 26,181.265 Class A Limited Partner Units totaling $13,204,781, redemptions of 154.153 Class Z Limited Partner Units totaling $86,068 and redemptions of 633.533 Class Z General Partner Units totaling $355,064, coupled with a net loss of $8,721,962, which was partially offset by subscriptions of 15,767.232 Class A Limited Partner Units totaling $7,879,408 and subscriptions of 328.833 Class Z Limited Partner Units totaling $179,256. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

For the six months ended June 30, 2016, the Master’s capital increased 11.6% from $348,699,949 to $389,064,437. This increase was attributable to the subscriptions of $94,813,497 which was partially offset by the net loss of $10,742,262, redemptions totaling $43,638,167 and distribution of interest income to feeder funds totaling $68,580. Future redemptions can impact the amount of funds available for investment in commodity positions in subsequent periods.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The General Partner believes that the estimates and assumptions utilized in preparing the financial statements are reasonable. Actual results could differ from those estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the financial statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses and Changes in Partners’ Capital.

Results of Operations

During the Partnership’s second quarter of 2016, the net asset value per Unit for Class A decreased 3.3% from $502.69 to $486.01, as compared to a decrease of 5.5% in the second quarter of 2015. During the Partnership’s second quarter of 2016, the net asset value per Unit for Class D decreased 3.0% from $499.58 to $484.53, as compared to a decrease of 5.2% in the second quarter of 2015. During the Partnership’s second quarter of 2016, the net asset value per Unit for Class Z decreased 2.8% from $551.74 to $536.14, as compared to a decrease of 5.1% in the second quarter of 2015. The Partnership, through its investment in the Master, experienced a net trading loss in the second quarter of 2016 of $1,155,568. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, and U.S. and non-U.S. interest rates, and were partially offset by gains in metals. The Partnership, through its investment in Blenheim Master, experienced a net trading loss in the second quarter of 2015 of $4,252,722. Losses were primarily attributable to Blenheim Master’s trading in metals, energy, currency, global stock index, and global interest rates and were partially offset by gains in the agricultural markets.

The most significant losses were experienced within the energy markets during April from short positions in crude oil futures as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Losses within the currency sector were recorded during June from long positions in the British pound versus the U.S. dollar as the relative value of the pound weakened significantly following the “Brexit” vote. Within the global interest rate markets, losses were experienced during June from short positions in U.S. and European fixed income futures as prices moved higher amid the uncertainty surrounding the U.K. referendum vote to leave the European Union. Within the global stock index markets, losses were incurred during May and June from both long and short positions in U.S. equity index futures as conflicting economic events roiled markets. A portion of the Partnership’s losses for the quarter were offset by gains achieved within the metals markets primarily during April from long positions in gold futures as prices moved higher as a weakening U.S. dollar spurred investor demand for precious metals. Additional gains within the metals markets during April were recorded from long positions in nickel futures.

During the Partnership’s six months ended June 30, 2016, the net asset value per Unit for Class A decreased 13.3% from $560.60 to $486.01, as compared to a decrease of 15.5% during the six months ended June 30, 2015. During the Partnership’s six months ended June 30, 2016, the net asset value per Unit for Class D decreased 12.7% from $555.33 to $484.53, as compared to a decrease of 15.0% during the six months ended June 30, 2015. During the Partnership’s six months ended June 30, 2016, the net asset value per Unit for Class Z decreased 12.4% from $612.13 to $536.14, as compared to a decrease of 14.7% during the six months ended June 30, 2015. The Partnership experienced a net trading loss in the six months ended June 30, 2016 of $7,295,928. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, metals, softs, and non-U.S. interest rates, and were partially offset by gains in indices. The Partnership experienced a net trading loss in the six months ended June 30, 2015 of $20,607,549. Losses were primarily attributable to Blenheim Master’s trading in metals and were partially offset by gains in the agricultural, currency, global stock index, energy, and global interest rate markets.

The most significant losses were incurred within the agricultural markets during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices and signs emerged that the crop in Ghana, the world’s second-biggest cocoa producer, was recovering from a five-year low. Within the metals sector, losses were experienced primarily from long positions in tin futures as prices fell during the first half of January after the release of a gloomy forecast for Chinese manufacturing growth. Additional losses within the metals sector were also experienced during January from long positions in palladium futures as prices fell on reduced industrial demand from the auto industry. Within the energy markets, losses were recorded during March and April from short positions in crude oil futures as prices moved higher as Saudi Arabia opened negotiations with global oil producers to curtail current production levels. Losses were also recorded in the energies during January from long positions in Brent crude oil futures as turmoil in Chinese markets and an expected increase in Iranian crude exports added to concerns that a global supply glut may continue. Losses were incurred within the currency sector during June from long positions in the British pound versus the U.S. dollar as the relative value of the pound weakened significantly following the Brexit vote. Currency sector losses were also experienced during March from short positions in the euro versus the U.S. dollar as the relative value of the dollar declined following dovish comments from U.S. Federal Reserve Chair Janet Yellen that pushed out expectations for the U.S. central bank’s next interest rate hike. Within the global interest rate markets, losses were incurred during June from short positions in U.S. and European fixed income futures as prices moved higher amid the uncertainty surrounding the U.K. referendum vote to leave the European Union. Additional losses within the global interest rate markets were incurred during March from long positions in European and U.S. fixed income futures as prices retreated amid positive investor sentiment on the outlook for the global economy. The Partnership’s trading losses for the first six months of the year were partially offset by trading gains within the global stock index markets from short positions in U.S. equity index futures as prices declined sharply during January amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth. Additional gains were recorded within the global stock index sector during April from long positions in European equity index futures as prices rallied, buoyed by increasing positive sentiment for global economic growth.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership (and the Master) depends on the Advisor’s ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs, policies, national and international political and economic events, and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership (and the Master) expects to increase capital through operations.

Interest income on 80% of the Partnership’s daily average equity allocated to it by Willowbridge Master was earned at the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership and Willowbridge Master. Interest income allocated from Willowbridge Master for the three and six months ended June 30, 2016 increased by $21,255 and $44,139, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S.Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in Willowbridge Master’s account and upon interest rates over which the Partnership, Willowbridge Master and the commodity broker have no control.

BHM Master’s cash was on deposit in commodity brokerage accounts with Morgan Stanley and was maintained in cash, U.S. Treasury bills and/or other permitted investments and segregated as customer funds, to the extent required by the Commodity Futures Trading Commission (“CFTC”) regulations. From time to time, a portion of the BHM Master’s excess cash (BHM Master’s assets not used for futures interest trading or required margin for such trading) might have been invested by MS&Co. in permitted investments chosen by the General Partner from time to time. The Master received 100% of the interest income earned on any excess cash invested in permitted investments. For excess cash which was not invested, MS&Co. credited BHM Master on 100% of the average daily equity maintained in cash in BHM Master’s account during each month at the rate equal to the monthly average of the 4-week U.S. Treasury bills discount less 0.15% during such month.

Ongoing placement agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The ongoing placement agent fees for the three and six months ended June 30, 2016 decreased by $430,929 and $1,004,355, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing placement agent fees is primarily due to lower average net assets during the three and six months ended June 30, 2016, as compared to the corresponding periods in 2015.

General Partner fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. General Partner fees for the three and six months ended June 30, 2016 decreased by $225,205 and $523,455, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is due to lower average net assets during the three and six months ended June 30, 2016, respectively, as compared to the corresponding periods in 2015.

Management fees were borne by Blenheim Master, prior to its termination effective January 31, 2016. Effective February 1, 2016 management fees began to be charged on the Partnership level based on the net assets of the Partnership as of the first day of each month. Accordingly, they must be analyzed in relation to the fluctuations in monthly beginning net asset values. Management fees for the three and six months ended June 30, 2016 were $202,166 and $340,173, respectively.

Incentive fees were borne by BHM Master, prior to its termination effective January 31, 2016. Effective February 1, 2016 incentive fees began to be charged on the Partnership level. Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three and six months ended June 30, 2016 and 2015. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Master as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets among the Advisors at any time and allocate assets to additional advisors at any time.

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

Market movements result in frequent changes in the fair value of the Master’s open contracts and, consequently, in its earnings and cash balances. The Master’s and the Partnership’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification results among the Master’s open positions and the liquidity of the markets in which it trades.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended June 30, 2016 and during the twelve months ended December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of June 30, 2016, Willowbridge Master’s total capitalization was $389,064,437, and the Partnership owned approximately 14.0% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value Value at Risk as of June 30, 2016 was as follows:

		June 30, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$25,140,961	6.46%	$41,085,554	$19,334,303	$29,638,317
Interest Rates U.S.	3,289,253	0.85	10,384,050	-	1,933,444
Metals	1,294,700	0.33	4,595,831	-	431,567

Total	$29,724,914	7.64%

*	Average of month-end VaR.

As of December 31, 2015, BHM Master’s total capitalization was $78,671,908. The Partnership owned approximately 91.5% of BHM Master. As of December 31, 2015, BHM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blenheim for trading) was as follows:

		December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Risk*
Commodity	$6,369,443	8.10%	$43,569,935	$5,462,314	$19,190,910
Equity	294,019	0.37	1,990,777	53,641	565,780
Currency	363,989	0.46	4,636,011	194,711	1,030,885
Interest Rate	11,825	0.02	1,399,215	-	162,482

Total	$7,039,276	8.95%

*	Annual average of daily VaR.

Item 4.  Controls and Procedures

The Partnership’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Partnership on the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods expected in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Partnership in the reports it files is accumulated and communicated to management, including the President and Chief Financial Officer (the “CFO”) of the General Partner, to allow for timely decisions regarding required disclosure and appropriate SEC filings.

The General Partner is responsible for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for the Partnership’s external disclosures.

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

The Partnership’s internal control over financial reporting is a process under the supervision of the General Partner’s President and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. These controls include policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (the “Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2016, there were subscriptions of 14,741.531 Units of Class A totaling $7,304,400 and 328.833 Units of Class Z totaling $179,256. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures, swaps, options and forward contracts.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	4,681.170	$496.11	N/A	N/A
May 1, 2016 - May 31, 2016	2,921.432	$494.27	N/A	N/A
June 1, 2016 - June 30, 2016	1,593.278	$486.01	N/A	N/A
	9,195.880	$493.78

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day. No fee will be charged for redemptions.

Item 3.  Defaults Upon Senior Securities — None.

Item 4.  Mine Safety Disclosures — Not Applicable.

Item 5.  Other Information — None.

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith)

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith)

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Notes to Exhibits List

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MANAGED FUTURES PREMIER MACRO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President & Director

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 11, 2016

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and had no Board of Directors.