Form 10-Q
period 2016-09-30
Managed Futures Premier Macro L.P.
filed 2016-11-10
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes       No X

As of October 31, 2016, 98,681.350 Limited Partnership Units Class A were outstanding, 15.414 Limited Partnership Units Class D were outstanding and 800.030 Limited Partnership Units Class Z were outstanding.

MANAGED FUTURES PREMIER MACRO L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Managed Futures Premier Macro L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Investment in the Master(1), at fair value	$49,979,293	$71,951,672
Expense reimbursement	960	-
Cash at bank	994	-

Total assets	$49,981,247	$71,951,672

Liabilities and Partners’ Capital:
Liabilities:
Accrued Expenses:
Management fees	$63,173	$-
Redemptions payable to Limited Partners	1,694,675	4,204,000

Total liabilities	1,757,848	4,204,000

Partners’ Capital:
General Partner, Class Z, 1,010.185 and 1,643.718 Units outstanding at September 30, 2016 and December 31, 2015, respectively	526,287	1,006,167
Limited Partner, Class A, 100,604.306 and 118,342.550 Units outstanding at September 30, 2016 and December 31, 2015, respectively	47,273,068	66,343,350
Limited Partner, Class D, 15.414 Units outstanding at September 30, 2016 and December 31, 2015	7,243	8,560
Limited Partner, Class Z, 800.030 and 636.459 Units outstanding at September 30, 2016 and December 31, 2015, respectively	416,801	389,595

Total partners’ capital (net asset value)	48,223,399	67,747,672

Total liabilities and partners’ capital	$49,981,247	$71,951,672

Net asset value per Unit:
Class A	$469.89	$560.60

Class D	$469.94	$555.33

Class Z	$520.98	$612.13

(1)    Defined in Note 1.

See accompanying notes to financial statements.

Managed Futures Premier Macro L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment Income:
Interest income allocated from the Master	$29,609	$-	$73,748	$-

Expenses:
Expenses allocated from the Master	38,379	710,668	261,319	2,626,681
Management fees	198,724	-	538,897	-
Ongoing placement agent fees	260,103	513,765	817,196	2,075,213
General Partner fees	132,483	264,538	416,200	1,071,710
Professional fees	65,095	86,109	197,917	192,916

Total expenses	694,784	1,575,080	2,231,529	5,966,520
Expenses borne by the General Partner	(34,734)	(19,975)	(101,306)	(19,975)

Net expenses	660,050	1,555,105	2,130,223	5,946,545

Net investment loss	(630,441)	(1,555,105)	(2,056,475)	(5,946,545)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(1,171,475)	(20,016,783)	(8,520,021)	(34,180,360)
Net change in unrealized gains (losses) on open contracts allocated from the Master	48,213	16,674,268	100,831	10,230,296

Total trading results allocated from the Master	(1,123,262)	(3,342,515)	(8,419,190)	(23,950,064)

Net income (loss)	$(1,753,703)	$(4,897,620)	$(10,475,665)	$(29,896,609)

Net income (loss) allocation by Class:
Class A	$(1,725,948)	$(4,757,373)	$(10,289,415)	$(28,692,461)

Class D	$(225)	$(52,131)	$(1,317)	$(664,017)

Class Z	$(27,530)	$(88,116)	$(184,933)	$(540,131)

Net asset value per Unit:
Class A	$469.89	$579.07	$469.89	$579.07

Class D	$469.94	$571.76	$469.94	$571.76

Class Z	$520.98	$629.11	$520.98	$629.11

Net income (loss) per Unit: *
Class A	$(16.12)	$(27.11)	$(90.71)	$(138.53)

Class D	$(14.59)	$(24.87)	$(85.39)	$(130.01)

Class Z	$(15.16)	$(26.11)	$(91.15)	$(138.61)

Weighted average Units outstanding:
Class A	107,879.467	171,990.912	108,283.095	208,116.926

Class D	15.414	2,401.554	15.414	4,680.440

Class Z	1,817.027	3,376.500	1,821.450	3,712.928

*    Represents the change in net asset per Unit during the period.

See accompanying notes to financial statements.

Managed Futures Premier Macro L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital at December 31, 2015	$66,343,350	118,342.550	$8,560	15.414	$1,395,762	2,280.177	$67,747,672	120,638.141
Subscriptions - Limited Partners	9,633,917	19,381.198	-	-	210,390	386.994	9,844,307	19,768.192
Net income (loss)	(10,289,415)	-	(1,317)	-	(184,933)	-	(10,475,665)	-
Redemptions - Limited Partners	(18,414,784)	(37,119.442)	-	-	(123,067)	(223.423)	(18,537,851)	(37,342.865)
Redemptions - General Partner	-	-	-	-	(355,064)	(633.533)	(355,064)	(633.533)

Partners’ Capital at September 30, 2016	$47,273,068	100,604.306	$7,243	15.414	$943,088	1,810.215	$48,223,399	102,429.935

Partners’ Capital at December 31, 2014	$178,254,779	248,403.999	$4,084,197	5,819.883	$3,786,921	4,932.716	$186,125,897	259,156.598
Subscriptions - Limited Partners	3,870,972	5,856.042	-	-	71,818	101.458	3,942,790	5,957.500
Net income (loss)	(28,692,461)	-	(664,017)	-	(540,131)	-	(29,896,609)	-
Redemptions - Limited Partners	(63,070,444)	(98,212.008)	(3,024,298)	(5,127.494)	(815,899)	(1,156.454)	(66,910,641)	(104,495.956)
Redemptions - General Partner	-	-	-	-	(835,169)	(1,227.069)	(835,169)	(1,227.069)

Partners’ Capital at September 30, 2015	$90,362,846	156,048.033	$395,882	692.389	$1,667,540	2,650.651	$92,426,268	159,391.073

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

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

At September 30, 2016, the Partnership owned approximately 13.5% of Willowbridge Master. At December 31, 2015, the Partnership owned approximately 91.5% of BHM Master. The Partnership intends to continue to invest substantially all of its assets in Willowbridge Master. The performance of the Partnership is directly affected by the performance of Willowbridge Master and prior to January 31, 2016, was directly affected by the performance of BHM Master. Willowbridge Master’s trading of futures, forward and option contracts, as applicable, is done primarily on U.S. and foreign commodity exchanges. Willowbridge Master’s Statements of Financial Condition, including Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

In July, 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The cost of retaining the Administrator is allocated among the pools operated by the General Partner, including the Partnership.

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2016, the results of its operations for the three and nine months ended September 30, 2016 and 2015, and changes in partners’ capital for the nine months ended September 30, 2016, and 2015. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Profit Allocation. The General Partner and each Limited Partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership, in excess of its capital contributions and profits, if any, net of distributions or losses, if any.

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

Master’s Cash. Willowbridge Master’s cash includes cash denominated in foreign currencies of ($1,360,371) and $8 as of September 30, 2016 and December 31, 2015, respectively. The cost of foreign currencies was ($1,367,245) and $8 as of September 30, 2016 and December 31, 2015, respectively. BHM Master’s restricted and unrestricted cash included cash denominated in foreign currencies of $18,209,976 (cost of $18,977,804) as of December 31, 2015. Willowbridge Master’s margin requirement of $82,435,014 as of December 31, 2015, was met from a combination of 1) U.S. Treasury bills held at MS&Co. and 2) cash margin held at MS&Co. of $67,800,303 as of December 31, 2015.

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

Net Income (Loss) per Unit. Net income (loss) per Unit for each Class is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

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

Reclassification. Willowbridge Master’s amount previously reported as cash overdraft of $14,634,711 as of December 31, 2015 is now included with cash margin in Willowbridge Master’s Statements of Financial Condition.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2016 and December 31, 2015, and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2016 and 2015, are presented below:

CMF Willowbridge Master L.P.

Statements of Financial Condition

(Unaudited)

	September 30, 2016	December 31, 2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost $320,816,040, and $283,418,958 at September 30, 2016 and December 31, 2015, respectively)	$320,875,140	$283,468,837
Cash at MS&Co.	37,480,911	-
Cash margin	12,802,645	67,800,303
Net unrealized appreciation on open forward contracts	190,425	99,081

Total equity in trading account	371,349,121	351,368,221
Cash at bank	412	-

Total assets	$371,349,533	$351,368,221

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$732,758	$639,013
Options written, at fair value (premiums received $0 and $2,896,314 at September 30, 2016 and December 31, 2015, respectively)	-	2,004,116
Accrued expenses:
Professional fees	29,374	25,143

Total liabilities	762,132	2,668,272

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at September 30, 2016 and December 31, 2015	-	-
Limited Partners, 134,504.8151 and 120,525.8758 Redeemable Units outstanding at September 30, 2016 and December 31, 2015, respectively	370,587,401	348,699,949

Total liabilities and partners’ capital	$371,349,533	$351,368,221

Net asset value per Redeemable Unit	$2,755.20	$2,893.15

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Condensed Schedule of Investments

September 30, 2016

(Unaudited)

		Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates Non-U.S.		7,056	$(3,223,700)	(0.87)%

Total futures contracts purchased			(3,223,700)	(0.87)

Futures Contracts Sold
Interest Rates Non-U.S.		7,056	2,490,942	0.67

Total futures contracts sold			2,490,942	0.67

Net unrealized depreciation on open futures contracts			$(732,758)	(0.20)%

Unrealized Appreciation on Open Forward Contracts
Currencies		$87,191,518	$750,873	0.20%
Metals		175	661,746	0.18

Total unrealized appreciation on open forward contracts			1,412,619	0.38

Unrealized Depreciation on Open Forward Contracts
Currencies		$158,446,287	(958,539)	(0.26)
Metals		175	(263,655)	(0.07)

Total unrealized depreciation on open forward contracts			(1,222,194)	(0.33)

Net unrealized appreciation on open forward contracts			$190,425	0.05%

U.S. Government Securities
Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 164,000,000	11/17/2016	U.S. Treasury bills, 0.28% * (Amortized cost of $163,890,302)	$163,967,713	44.25%

$ 127,000,000	12/29/2016	U.S. Treasury bills, 0.215% * (Amortized cost of $126,931,738)	126,916,365	34.25

$ 30,000,000	12/8/2016	U.S. Treasury bills, 0.10% * (Amortized cost of $29,994,000)	29,991,062	8.09

Total U.S. Government Securities			$320,875,140	86.59%

*   Liquid non-cash held as collateral.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Condensed Schedule of Investments

December 31, 2015

		Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates Non-U.S.		4,695	$(1,284,726)	(0.37)%

Total futures contracts purchased			(1,284,726)	(0.37)

Futures Contracts Sold
Interest Rates Non-U.S.		2,815	645,713	0.19

Total futures contracts sold			645,713	0.19

Net unrealized depreciation on open futures contracts			$(639,013)	(0.18)%

Unrealized Appreciation on Open Forward Contracts
Currencies		$253,329,859	$291,647	0.08%

Total unrealized appreciation on open forward contracts			291,647	0.08

Unrealized Depreciation on Open Forward Contracts
Currencies		$205,291,607	(192,566)	(0.06)

Total unrealized depreciation on open forward contracts			(192,566)	(0.06)

Net unrealized appreciation on open forward contracts			$99,081	0.02%

Options Written
Calls
Energy		522	$(111,360)	(0.03)%
Interest Rates Non-U.S.		1,881	(411,469)	(0.12)

Puts
Interest Rates Non-U.S.		1,881	(1,481,287)	(0.42)

Total options written (premiums received $2,896,314)			$(2,004,116)	(0.57)%

U.S. Government Securities
Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 50,750,000	1/21/2016	U.S. Treasury bills, 0.19% * (Amortized cost of $50,742,500)	$50,746,670	14.55%
$ 232,750,000	2/11/2016	U.S. Treasury bills, 0.125% * (Amortized cost of $232,676,458)	232,722,167	66.74

Total U.S. Government Securities			$283,468,837	81.29%

*   Liquid non-cash held as collateral.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Statements of Income and Expenses

and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$240,693	$27,624	$631,707	$42,297

Expenses:
Clearing fees	258,660	150,660	793,085	600,389
Professional fees	20,103	22,798	61,147	78,546

Total expenses	278,763	173,458	854,232	678,935

Net investment loss	(38,070)	(145,834)	(222,525)	(636,638)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(8,535,720)	25,680,590	(17,853,014)	13,353,670
Net change in unrealized gains (losses) on open contracts	352,788	3,075,953	(887,725)	1,780,698

Total trading results	(8,182,932)	28,756,543	(18,740,739)	15,134,368

Net income (loss)	(8,221,002)	28,610,709	(18,963,264)	14,497,730
Subscriptions - Limited Partners	10,732,187	30,805,215	105,545,684	138,477,736
Redemptions - Limited Partners	(20,949,538)	(23,460,918)	(64,587,705)	(47,657,286)
Distribution of interest income to feeder funds	(38,683)	(4,846)	(107,263)	(19,519)

Net increase (decrease) in Partners’ Capital	(18,477,036)	35,950,160	21,887,452	105,298,661
Partners’ Capital, beginning of period	389,064,437	384,888,864	348,699,949	315,540,363

Partners’ Capital, end of period	$370,587,401	$420,839,024	$370,587,401	$420,839,024

Net asset value per Redeemable Unit (134,504.8151 and 142,164.6722 Redeemable Units outstanding at September 30, 2016 and 2015, respectively)	$2,755.20	$2,960.22	$2,755.20	$2,960.22

Net income (loss) per Redeemable Unit*	$(60.71)	$199.36	$(137.17)	$102.34

Weighted average Redeemable Units outstanding	137,259.8533	146,192.1418	136,693.5434	137,010.6607

*    Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder fund.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the Limited Partner Classes as a whole for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
Per Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(10.34)	$(10.37)	$(11.44)	$(18.29)	$(18.00)	$(19.77)
Net investment loss	(5.78)	(4.22)	(3.72)	(8.82)	(6.87)	(6.34)

Increase (decrease) for the period	(16.12)	(14.59)	(15.16)	(27.11)	(24.87)	(26.11)
Net asset value per Unit, beginning of period	486.01	484.53	536.14	606.18	596.63	655.22

Net asset value per Unit, end of period	$469.89	$469.94	$520.98	$579.07	$571.76	$629.11

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
Per Unit Performance (for a unit outstanding throughout the period):*	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(71.93)	$(71.44)	$(78.70)	$(110.93)	$(108.90)	$(119.41)
Net investment loss	(18.78)	(13.95)	(12.45)	(27.60)	(21.11)	(19.20)

Increase (decrease) for the period	(90.71)	(85.39)	(91.15)	(138.53)	(130.01)	(138.61)
Net asset value per Unit, beginning of period	560.60	555.33	612.13	717.60	701.77	767.72

Net asset value per Unit, end of period	$469.89	$469.94	$520.98	$579.07	$571.76	$629.11

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratio to Average Limited Partners’ Capital:**
Net investment loss***	(4.9)%	(3.5)%	(2.8)%	(6.1)%	(5.6)%	(4.3)%
Operating expenses before expenses borne by the General Partner and incentive fees	5.4%	4.0%	3.3%	6.2%	5.6%	4.3%
Expenses borne by the General Partner	(0.1)%	(0.1)%	(0.1)%	(0.1)%	-%	-%
Incentive fees	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.3%	3.9%	3.2%	6.1%	5.6%	4.3%

Total return:
Total return before incentive fees	(3.3)%	(3.0)%	(2.8)%	(4.5)%	(4.2)%	(4.0)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(3.3)%	(3.0)%	(2.8)%	(4.5)%	(4.2)%	(4.0)%

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratio to Average Limited Partners’ Capital:**
Net investment loss***	(5.1)%	(3.7)%	(3.2)%	(5.8)%	(4.7)%	(3.8)%
Operating expenses before expenses borne by the General Partner and incentive fees	5.6%	4.2%	3.7%	5.9%	4.7%	3.8%
Expenses borne by the General Partner	(0.2)%	(0.2)%	(0.2)%	(0.1)%	-%	-%
Incentive fees	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.4%	4.0%	3.5%	5.8%	4.7%	3.8%

Total return:
Total return before incentive fees	(16.2)%	(15.4)%	(14.9)%	(19.3)%	(18.5)%	(18.1)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(16.2)%	(15.4)%	(14.9)%	(19.3)%	(18.5)%	(18.1)%

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

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of Willowbridge Master:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Per Redeemable Unit Performance (for a unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$(60.43)	$200.39	$(135.54)	$107.16
Net investment loss	(0.28)	(1.03)	(1.63)	(4.82)

Increase (decrease) for the period	(60.71)	199.36	(137.17)	102.34
Distribution of interest income to feeder funds	(0.28)	(0.03)	(0.78)	(0.14)
Net asset value per Redeemable Unit, beginning of period	2,816.19	2,760.89	2,893.15	2,858.02

Net asset value per Redeemable Unit, end of period	$2,755.20	$2,960.22	$2,755.20	$2,960.22

Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(0.0)%	(0.1)%	(0.1)%	(0.2)%

Operating expenses	0.3%	0.2%	0.3%	0.2%

Total return	(2.2)%	7.2%	(4.8)%	3.6%

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the three months ended September 30, 2016 and 2015 were 17,326 and 1,859, respectively. The monthly average number of futures contracts traded during the nine months ended September 30, 2016 and 2015, were 9,813 and 2,872, respectively. The monthly average number of option contracts traded during the three months ended September 30, 2016 and 2015 were 96 and 15,541, respectively. The monthly average number of option contracts traded during the nine months ended September 30, 2016 and 2015 were 1,677 and 10,355, respectively. The monthly average number of metals forward contracts traded during the three months ended September 30, 2016 and 2015 were 554 and 89, respectively. The monthly average number of metals forward contracts traded during the nine months ended September 30, 2016 and 2015 were 429 and 491, respectively. The monthly average notional value of currency forward contracts held during the three months ended September 30, 2016 and 2015 were $317,465,640 and $434,233,435, respectively. The monthly average notional value of currency forward contracts held during the nine months ended September 30, 2016 and 2015 were $578,150,946 and $355,308,357, respectively.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables summarize the gross and net amounts relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2016 and December 31, 2015, respectively.

September 30, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,628,304	$(2,628,304)	$-	$-	$-	$-
Forwards	1,412,619	(1,222,194)	190,425	-	-	190,425

Total Assets	$4,040,923	$(3,850,498)	$190,425	$-	$-	$190,425

Liabilities
Futures	$(3,361,062)	$2,628,304	$(732,758)	$-	$-	$(732,758)
Forwards	(1,222,194)	1,222,194	-	-	-	-

Total Liabilities	$(4,583,256)	$3,850,498	$(732,758)	$-	$-	$(732,758)

Net fair value						$(542,333)	*

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$645,713	$(645,713)	$-	$-	$-	$-
Forwards	291,647	(192,566)	99,081	-	-	99,081

Total Assets	$937,360	$(838,279)	$99,081	$-	$-	$99,081

Liabilities
Futures	$(1,284,726)	$645,713	$(639,013)	$-	$-	$(639,013)
Forwards	(192,566)	192,566	-	-	-	-
Options written	(2,004,116)	-	(2,004,116)	-	-	(2,004,116)

Total Liabilities	$(3,481,408)	$838,279	$(2,643,129)	$-	$-	$(2,643,129)

Net fair value						$(2,544,048)	*

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

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities as of September 30, 2016, and December 31, 2015, respectively.

	September 30, 2016
Assets
Futures Contracts
Interest Rates Non-U.S.	$2,628,304

Total unrealized appreciation on open futures contracts	2,628,304

Liabilities
Futures Contracts
Interest Rates Non-U.S.	(3,361,062)

Total unrealized depreciation on open futures contracts	(3,361,062)

Net unrealized depreciation on open futures contracts	$(732,758)	*

Assets
Forward Contracts
Currencies	$750,873
Metals	661,746

Total unrealized appreciation on open forward contracts	1,412,619

Liabilities
Forward Contracts
Currencies	(958,539)
Metals	(263,655)

Total unrealized depreciation on open forward contracts	(1,222,194)

Net unrealized appreciation on open forward contracts	$190,425	**

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

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

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2016		2015		2016		2015
Currencies	$(2,035,607)		$4,963,018		$(7,449,941)		$15,509,991
Energy	(128,832)		24,568,450		(8,166,968)		17,490,332
Indices	694,760		(1,414,219)		570,217		(10,217,181)
Interest Rates U.S.	(4,390,819)		61,937		(1,290,032)		(12,082,255)
Interest Rates Non-U.S.	(2,379,306)		176,205		(4,529,597)		5,356,842
Metals	56,872		401,152		2,125,582		85,728
Softs	-		-		-		(1,009,089)

Total	$(8,182,932)	*	$28,756,543	*	$(18,740,739)	*	$15,134,368	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2016 and December 31, 2015 and for the periods ended September 30, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$2,628,304	$2,628,304	$-	$-
Forwards	1,412,619	661,746	750,873	-
U.S. Treasury bills	320,875,140	-	320,875,140	-

Total assets	$324,916,063	$3,290,050	$321,626,013	$-

Liabilities
Futures	$3,361,062	$3,361,062	$-	$-
Forwards	1,222,194	263,655	958,539	-
Options written	-	-	-	-

Total liabilities	$4,583,256	$3,624,717	$958,539	$-

December 31, 2015	Total	Level 1	Level 2	Level 3

Assets
Futures	$645,713	$645,713	$-	$-
Forwards	291,647	-	291,647	-
U.S. Treasury bills	283,468,837	-	283,468,837	-

Total assets	$284,406,197	$645,713	$283,760,484	$-

Liabilities
Futures	$1,284,726	$1,284,726	$-	$-
Forwards	192,566	-	192,566	-
Options written	2,004,116	2,004,116	-	-

Total liabilities	$3,481,408	$3,288,842	$192,566	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms on specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 1.5% to 96.2% of the Master’s contracts are traded OTC.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Managed Futures Premier Macro L.P.

Notes to Financial Statements

(Unaudited)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, expense reimbursement and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of cash, cash margin, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2016.

The Partnership’s capital consists of the capital contributions of the partners as increased or decreased by income (loss) from its investment in the Master and by expenses, interest income, subscriptions and redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2016, Partnership’s capital decreased 28.8% from $67,747,672 to $48,223,399. This decrease was attributable to the redemptions of 37,119.442 Class A Limited Partner Units totaling $18,414,784, redemptions of 223.423 Class Z Limited Partner Units totaling $123,067 and redemptions of 633.533 Class Z General Partner Units totaling $355,064, coupled with a net loss of $10,475,665, which was partially offset by subscriptions of 19,381.198 Class A Limited Partner Units totaling $9,633,917 and subscriptions of 386.994 Class Z Limited Partner Units totaling $210,390. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by net realized and/or unrealized gains or losses on commodity futures trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

For the nine months ended September 30, 2016, the Master’s capital increased 6.3% from $348,699,949 to $370,587,401. This increase was attributable to the subscriptions of $105,545,684 which was partially offset by the net loss of $18,963,264, redemptions totaling $64,587,705 and distribution of interest income to feeder funds totaling $107,263. Future redemptions can impact the amount of funds available for investment in commodity positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2016, the net asset value per Unit for Class A decreased 3.3% from $486.01 to $469.89, as compared to a decrease of 4.5% in the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Unit for Class D decreased 3.0% from $484.53 to $469.94, as compared to a decrease of 4.2% in the third quarter of 2015. During the Partnership’s third quarter of 2016, the net asset value per Unit for Class Z decreased 2.8% from $536.14 to $520.98, as compared to a decrease of 4.0% in the third quarter of 2015. The Partnership, through its investment in the Master, experienced a net trading loss in the third quarter of 2016 of $1,123,262. Losses were primarily attributable to the Master’s trading of commodity futures in currencies and U.S. and non-U.S. interest rates, and were partially offset by gains in indices, energy and metals. The Partnership, through its investment in Blenheim Master, experienced a net trading loss in the third quarter of 2015 of $3,342,515. Losses were primarily attributable to Blenheim Master’s trading in metals, global stock index, and agricultural sectors and were partially offset by gains in energy and currency markets.

The most significant losses were experienced within the global interest rate sector during July from short positions in U.S. fixed income futures as prices rallied early in the month as fallout from the “Brexit” vote spurred investors into the relative safety of government bonds. Additional losses within the interest rate markets were experienced during August and September from long positions in U.S. fixed income futures as prices declined amid speculation that the release of strong employment data in the U.S. could spur the U.S. Federal Reserve to raise interest rates. Within the currency sector, losses were recorded during September from long positions in the British pound versus the U.S. dollar as the relative value of the pound moved lower as the British economy continued to come to terms with the implications of June’s “Brexit” vote to leave the European Union. Additional losses within the currency markets were incurred during July from short positions in the euro versus the U.S. dollar as the value of the euro rebounded following the post-“Brexit” fall. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index market during July from long positions in U.S. equity index futures as U.S. employers added far more jobs than expected in June, providing reassurance that the U.S. economy was growing solidly and pushing equity prices higher. Additional gains in the global equities were experienced during September from short positions in U.S. equity index futures as prices trended lower amid investor uncertainty surrounding the U.S. Federal Reserve Bank’s September policy meeting. Within the energy complex, gains were experienced primarily during July from short positions in crude oil and its related products as prices moved lower amid signs the global energy supply glut continued to grow.

During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit for Class A decreased 16.2% from $560.60 to $469.89, as compared to a decrease of 19.3% during the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit for Class D decreased 15.4% from $555.33 to $469.94, as compared to a decrease of 18.5% during the nine months ended September 30, 2015. During the Partnership’s nine months ended September 30, 2016, the net asset value per Unit for Class Z decreased 14.9% from $612.13 to $520.98, as compared to a decrease of 18.1% during the nine months ended September 30, 2015. The Partnership experienced a net trading loss in the nine months ended September 30, 2016 of $8,419,190. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, metals, softs and U.S. and non-U.S. interest rates, and were partially offset by gains in indices. The Partnership experienced a net trading loss in the nine months ended September 30, 2015 of $23,950,064. Losses were primarily attributable to Blenheim Master’s trading in metals and global stock index markets and were partially offset by gains in currency, agricultural, and energy markets.

The most significant losses were incurred within the agricultural markets during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices and signs emerged that the crop in Ghana, the world’s second-biggest cocoa producer, was recovering from a five-year low. Within the global interest rate sector, losses were experienced during July from short positions in U.S. fixed income futures as prices rallied early in the month as fallout from the “Brexit” vote spurred investors into the relative safety of government bonds. During September, losses within the global interest rate markets were recorded from long positions in U.S. fixed income futures as prices declined amid speculation that the release of strong employment data in the U.S. could spur the U.S. Federal Reserve to raise interest rates. Within the energy markets, losses were recorded during March and April from short positions in crude oil futures as prices moved higher as Saudi Arabia opened negotiations with global oil producers to curtail current production levels. Losses were also recorded in the energies during August from long positions in crude oil futures. Losses were incurred within the currency sector during June from long positions in the British pound versus the U.S. dollar as the relative value of the pound weakened significantly following the Brexit vote. Currency sector losses were also experienced during March from short positions in the euro versus the U.S. dollar as the relative value of the dollar declined following dovish comments from U.S. Federal Reserve Chair Janet Yellen that pushed out expectations for the U.S. central bank’s next interest rate hike. Within the metals sector, losses were experienced primarily from long positions in tin futures as prices fell during the first half of January after the release of a gloomy forecast for Chinese manufacturing growth. The Partnership’s trading losses for the first nine months of the year were partially offset by trading gains within the global stock index markets from short positions in U.S. equity index futures as prices declined sharply during January amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth. Additional gains were recorded within the global stock index sector during April from long positions in European equity index futures as prices rallied, buoyed by increasing positive sentiment for global economic growth.

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

Interest income on 80% of the Partnership’s daily average equity allocated to it by Willowbridge Master was earned at the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. All interest earned on U.S. Treasury bills purchased will be retained by the Partnership and Willowbridge Master. Interest income allocated from Willowbridge Master for the three and nine months ended September 30, 2016 increased by $29,609 and $73,748, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates along with additional interest income earned on U.S. Treasury bills during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on the average daily equity in Willowbridge Master’s account and upon interest rates over which the Partnership, Willowbridge Master and the commodity broker have no control.

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

Ongoing placement agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The ongoing placement agent fees for the three and nine months ended September 30, 2016 decreased by $253,662 and $1,258,017, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing placement agent fees is primarily due to lower average net assets during the three and nine months ended September 30, 2016, as compared to the corresponding periods in 2015.

General Partner fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. General Partner fees for the three and nine months ended September 30, 2016 decreased by $132,055 and $655,510, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is due to lower average net assets during the three and nine months ended September 30, 2016, respectively, as compared to the corresponding periods in 2015.

Management fees were borne by Blenheim Master, prior to its termination effective January 31, 2016. Effective February 1, 2016 management fees began to be charged on the Partnership level based on the net assets of the Partnership as of the first day of each month. Accordingly, they must be analyzed in relation to the fluctuations in monthly beginning net asset values. Management fees for the three and nine months ended September 30, 2016 were $198,724 and $538,897, respectively.

Incentive fees were borne by BHM Master, prior to its termination effective January 31, 2016. Effective February 1, 2016 incentive fees began to be charged on the Partnership level. Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three and nine months ended September 30, 2016 and 2015. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Partnership and the Master are a speculative commodity pools. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s capital is subject to the risk of trading loss, through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2016 and December 31, 2015, and the highest, lowest and average value during the three months ended September 30, 2016 and during the twelve months ended December 31, 2015. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

As of September 30, 2016, Willowbridge Master’s total capitalization was $370,587,401, and the Partnership owned approximately 13.5% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value Value at Risk as of September 30, 2016 was as follows:

	September 30, 2016

			Three Month Ended September 30, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currencies	$8,786,325	2.37%	$22,899,369	$147,470	$9,328,841
Energy	2,464,000	0.66	6,593,467	-	2,647,703
Interest Rates U.S.	1,552,320	0.42	6,575,525	755,326	2,442,517

Total	$12,802,645	3.45%

*	Average of month-end Values at Risk.

As of December 31, 2015, BHM Master’s total capitalization was $78,671,908. The Partnership owned approximately 91.5% of BHM Master. As of December 31, 2015, BHM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blenheim for trading) was as follows:

	December 31, 2015

			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Commodity	$6,369,443	8.10%	$43,569,935	$5,462,314	$19,190,910
Equity	294,019	0.37	1,990,777	53,641	565,780
Currency	363,989	0.46	4,636,011	194,711	1,030,885
Interest Rate	11,825	0.02	1,399,215	-	162,482

Total	$7,039,276	8.95%

*	Annual average of daily Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016, and, based on that evaluation, the General Partner’s President and CFO have concluded that, at that date, the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

Regulatory and Governmental Matters

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer, which was granted on September 30, 2016. On October 21, 2016, the California Attorney General filed an amended complaint.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intended to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

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

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007. Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $43 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $43 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $52 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $52 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $52 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $252 million, and the certificates had incurred actual losses of approximately $85 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $252 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Additional lawsuits containing claims similar to those described above may be filed in the future. In the course of its business, MS&Co., as a major futures commission merchant, is party to various civil actions, claims and routine regulatory investigations and proceedings that the General Partner believes do not have a material effect on the business of MS&Co. MS&Co. may establish reserves from time to time in connection with such actions.

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended September 30, 2016, there were subscriptions of 3,613.966 Units of Class A totaling $1,754,509 and 58.161 Units of Class Z totaling $31,134. The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures, swaps, options and forward contracts.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	3,142.740	$484.45	59.943	$535.31	N/A	N/A
August 1, 2016 - August 31, 2016	4,188.902	$475.74	9.327	$526.58	N/A	N/A
September 1, 2016 - September 30, 2016	3,606.535	$469.89	-	$520.98	N/A	N/A
	10,938.177	$476.31	69.270	$534.13

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

Item 3.  Defaults Upon Senior Securities — None.

Item 4.  Mine Safety Disclosures — Not Applicable.

Item 5.  Other Information — None.

Item 6.    Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).

32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).

32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: November 10, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: November 10, 2016

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and had no Board of Directors.