Form 10-K
period 2016-12-31
Ceres Tactical Macro L.P.
filed 2017-03-28
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-54284

CERES TACTICAL MACRO L.P.

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
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

Units of Limited Partnership Interest with an aggregate value of $52,896,862 were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2017, 86,656.629 Limited Partnership Units of Class A were outstanding, 15.414 Limited Partnership Units of Class D were outstanding and 593.569 Limited Partnership Units of Class Z were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

Documents Incorporated	Part of Form 10-K
Annual Report to Ceres Tactical Macro L.P.
Limited Partners for the year ended December 31, 2016	II, III, and IV

PART I

Item 1. Business.

(a) General Development of Business. Ceres Tactical Macro L.P. (formerly, Managed Futures Premier Macro L.P., prior to January 31, 2016, Managed Futures Premier BHM L.P. and prior to December 31, 2012, BHM Discretionary Fund L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of Delaware on August 23, 2010, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, metals and softs. The Partnership commenced trading on November 1, 2010. The commodity interests that are traded by the Partnership, through its investment in the Master (as defined below), are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is authorized to sell an unlimited number of units of limited partnership interest (“Units”) on a continuous basis.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. (“MSSB Holdings”). Prior to June 28, 2013, Morgan Stanley indirectly owned a majority equity interest in MSSB Holdings and Citigroup Inc. indirectly owned a minority equity interest in MSSB Holdings.

Effective Februay 27, 2017, the Partnership changed its name from Managed Futures Premier Macro L.P. to Ceres Tactical Macro L.P.

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

Prior to January 31, 2016, all trading decisions for the Partnership were made by Blenheim Capital Management L.L.C. (“Blenheim”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, discretionary trading program. Effective February 1, 2016, all trading decisions for the Partnership are made by Willowbridge Associates Inc. (“Willowbridge” or the “Advisor”) using Willowbridge’s wPraxis Futures Trading Approach, a proprietary discretionary trading program. A description of the trading activities and focus of the Advisor is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Blenheim was terminated as advisor to the Partnership as of January 31, 2016, and the Partnership redeemed its entire investment in BHM Master for cash equal to $62,206,339. References herein to the “Advisor” may include, as relevant, Blenheim.

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

During the years ended December 31, 2016, 2015 and 2014, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker for the Master. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management. This entity currently serves as the placement agent to the Partnership (the “Placement Agent”).

The financial statements of Willowbridge Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

At December 31, 2016, the Partnership owned approximately 12.7% of Willowbridge Master. At December 31, 2015, the Partnership owned approximately 91.5% of BHM Master. The Partnership intends to continue to invest substantially all of its assets in Willowbridge Master. The performance of the Partnership is directly affected by the performance of Willowbridge Master and prior to January 31, 2016, was directly affected by the performance of BHM Master.

The General Partner and each Limited Partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contribution and profits, if any, net of distributions and losses, if any.

The Partnership will be liquidated upon certain circumstances as defined in the Limited Partnership Agreement of the Partnership, as amended from time to time.

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly General Partner fee in return for its services to the Partnership equal to 1/12 of 1% (1% per year) of net assets of the Partnership as of the first day of each month, for each outstanding Class. This fee may be increased or decreased at the discretion of the General Partner.

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with Willowbridge, trading advisor of Willowbridge Master. The Partnership will pay Willowbridge a monthly fee for professional management services equal to 1/12th of 1.5% (1.5% per year) of the net assets of the Partnership as of the first day of each month allocated to Willowbridge. Prior to January 31, 2016, BHM Master accrued and paid Blenheim a monthly management fee equal to 1/12th of 2% (2% per year) of the net assets allocated to Blenheim as of the first day of each month.

The Partnership is also obligated to pay Willowbridge an incentive fee, payable quarterly, equal to 20% of new trading profits. Pursuant to the Management Agreement, Willowbridge will not be entitled to be paid an incentive fee until Willowbridge has recouped the Partnership’s loss carryforward incurred as of February 1, 2016 and has earned new trading profits. Prior to January 31, 2016, BHM Master paid Blenheim a quarterly incentive fee equal to 20% of the new trading profits earned by each member.

Under the Partnership Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) through its investment in the Master. Clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Masters’ account at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the Partnership’s daily average equity allocated to it by Willowbridge Master at the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. Prior to January 31, 2016, MS&Co. had agreed to pay BHM Master interest on 100% of its daily average equity maintained in cash in BHM Master’s accounts during each month at the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. The Partnership Customer Agreement may generally be terminated upon notice by either party.

Subscribers of Units will not be charged an initial sales commission, but the Partnership will, however, pay the Placement Agent ongoing compensation on a monthly basis equal to a percentage of the each investor’s aggregate principal investment in the Partnership as adjusted for additional subscriptions, redemptions, and exchanges per the following schedule:

Under the Selling Agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly placement agent fee. This monthly placement agent fee is equal to (i) 2.0% per year of the net assets of Class A of the Partnership as of the first day of each month and (ii) 0.75% per year of the net assets of Class D of the Partnership as of the first day of each month. Class Z is currently not subject to ongoing placement agent fees. Prior to April 1, 2014, the monthly ongoing placement agent fees for Class A were paid at a rate of 1/12th of 3.0% (a 3.0% annual rate). The placement agent will pay a portion of the ongoing placement agent fees it receives from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the Limited Partner.

The General Partner fees, management fees, incentive fees and all professional fees are allocated proportionally to each Class based on the net asset value of each Class.

Generally, a Limited Partner in the Master may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the Limited Partner in the Master elects to redeem and informs the Master.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests as described in Item 1(a) above. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2016 was $48,380,238.

(c) Narrative Description of Business.

See Paragraphs (a) and (b) above.

(i) through (xii) — Not applicable.

(xiii) — The Partnership has no employees. The directors and officers of the General Partner are listed in Part III “Item 10. Directors, Executive Officers and Corporate Governance.”

(d) Financial Information About Geographic Areas. The Partnership does not engage in the sale of goods or services or own any long-lived assets, and therefore this item is not applicable.

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (“SEC”). You may read and copy any document filed by the Partnership at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website; however, the Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at http://www.sec.gov. The Partnership’s CIK number is 0001504886.

(f) Reports to Security Holders. Not applicable.

(g) Enforceability of Civil Liabilities Against Foreign Persons. Not applicable.

(h) Smaller Reporting Companies. Not applicable.

Item 1A. Risk Factors.

This section includes some of the principal risks that investors will face with an investment in the Partnership. All trading activities take place at the Master level, but since the Partnership invests all of its assets in the Master, each of the risks applicable to the Master flow through to the Partnership.

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

You Should Not Rely on Past Performance of the General Partner or the Master In Deciding To Purchase Units. The past investment performance of other entities managed by the General Partner and the Master is not necessarily indicative of the Partnership’s or the Master’s future results. No assurance can be given that the General Partner will succeed in meeting the investment objectives of the Partnership. You may lose all or substantially all of your investment in the Partnership.

The General Partner believes that past performance of the Master may be of interest to prospective investors, but encourages you to look at such information as an example of the respective objectives of Ceres and the Master rather than as any indication that the Partnership’s objectives will, in fact, be achieved.

The Master and Partnership Incur Substantial Charges. The Master must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Master is required to pay brokerage commissions and the Partnership is required to pay monthly management fees to the Advisor regardless of its performance. In addition, the Master pays the Advisor an incentive fee equal to 20% of trading profits. As a Limited Partner in the Partnership, you will be indirectly responsible for the expenses paid by the Master. The Partnership pays the General Partner’s fee, and pays the Placement Agent’s ongoing compensation. In addition, the Partnership pays the administrative, operating, offering and organizational expenses of the Partnership and the Master’s [pro-rata] share of such expenses as incurred, not to exceed 0.25% annually of the net assets of the Partnership. To the extent that such administrative, operating, offering and organizational expenses exceed 0.25% annually of the net assets of the Partnership, the General Partner will pay such expenses.

Incentive Fees may be Paid by the Partnership Even Though the Partnership Sustains Trading Losses. The Partnership pays Willowbridge an incentive fee based upon the New Trading Profits it generates for the Partnership, provided that, pursuant to the advisory agreement, Willowbridge shall not be entitled to any incentive fee until it has recouped the Partnership’s loss carryforward incurred as of February 1, 2016 and has earned New Trading Profits. Prior to February 1, 2016, Blenheim Capital Management, L.L.C. was the sole trading advisor and Willowbridge has agreed to assume Blenheim’s loss carryforward as of February 1, 2016.

To the extent that the Partnership pays Willowbridge an incentive fee, these New Trading Profits include unrealized appreciation on open positions. Accordingly, it is possible that the Partnership will pay an incentive fee on New Trading Profits that do not become realized. Also, the Advisor will retain all incentive fees paid to it, even if it incurs a subsequent loss after payment of an incentive fee. Due to the fact that incentive fees are paid quarterly, it is possible that an incentive fee may be paid to the Advisor during a year in which the assets allocated to the Advisor suffer a loss for the year. Because the Advisor receives an incentive fee based on the New Trading Profits, the Advisor may have an incentive to make investments that are riskier than would be the case in the absence of such an incentive fee being paid to the Advisor based on New Trading Profits.

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you generally may not redeem your Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the Redemption Date, and (b) the General Partner’s receipt of your Request for Redemption in such manner as determined by the General Partner no later than 3:00 P.M., New York City time, on the third Business Day before the end of the month, although the General Partner may accept requests for redemption at other times in its sole discretion. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association or publicly traded partnership taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Partnership Agreement will be ineffective.

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

The Partnership’s Structure Has Conflicts of Interest.

•

The General Partner, Morgan Stanley Investment Management, the Placement Agent, MS&Co. and Morgan Stanley Capital Group Inc. (“MSCG”) are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently. The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates. Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of Morgan Stanley and its managed futures business operated by the General Partner.

•	MS&Co. and MSCG can benefit from bid/ask spreads to the extent the Advisor executes over-the-counter (“OTC”) foreign exchange trades with MS&Co. and MSCG and bid/ask spreads are charged.

•

Employees of the Placement Agent receive a portion of the ongoing placement agent fee paid by the Partnership (except for consulting clients, from which the Placement Agent, serving in its role as investment adviser, receives the fees and expenses described in such consulting client’s consulting agreement). Therefore, these employees have a conflict of interest in making recommendations regarding the purchase or redemption of Units.

•

The Advisor, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade futures, forwards and options for their own accounts, and thereby compete with the Master for positions. Also, the other commodity pools managed by the General Partner and the Advisor may compete with the Master for futures, forwards, and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions. These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays. The records of any such trading will not be available for inspection by Limited Partners.

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

No specific policies regarding conflicts of interest have been adopted by the General Partner, the Placement Agent, the Partnership, the Master or any of their affiliates, and you will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

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

Neither the Partnership nor the Master are Registered Investment Companies. The Partnership and Master are not required to register, and are not registered, as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Accordingly, investors will not have the protections afforded by the Investment Company Act (which, among other matters, requires investment companies to have a majority of disinterested directors and regulates the relationship between the advisor and the investment company).

Risks Related to Regulation of the Partnership and General Partner

The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership and the Master. As a bank holding company (“BHC”) that has elected financial holding company (“FHC”) status under the Bank Holding Company Act of 1956 (“BHCA”), Morgan Stanley and its affiliates are subject to comprehensive, consolidated supervision and regulation by the Board of Governors of the Federal Reserve System (“Federal Reserve”). Since the General Partner is a subsidiary of Morgan Stanley, the Federal Reserve will treat the Partnership as an affiliate of Morgan Stanley. As a result, the Partnership will be subject to the BHCA and the Federal Reserve’s implementing regulations and interpretations, which are subject to change.

A significant focus of the regulatory framework that applies to Morgan Stanley is to ensure that Morgan Stanley and its subsidiaries operate in a safe and sound manner, with sufficient capital, earnings and liquidity to allow Morgan Stanley to serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A., and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in the need for Morgan Stanley to change its business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner, the Partnership and the Master, any limited divestiture should not directly involve the Partnership or the Master.

The Units are not being offered by the Banks, and as such: (1) are not insured by the Federal Deposit Insurance Corporation (“FDIC”), (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014 and is being implemented over time. Covered fund investments and relationships in place 2014 or after became subject to the Volcker Rule and Final Rule on July 21, 2015. Covered fund investments and relationships in place before 2014 are subject to an extended conformance period granted by the Federal Reserve in July 2016, which absent an extension, will expire on July 21, 2017. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds”. The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

The Volcker Rule and Final Rule impose a number of restrictions on Morgan Stanley and its affiliates that could affect the Partnership, the Master, the General Partner, and the Limited Partners. For example, to sponsor and invest in the Master, Morgan Stanley believes that it will need to comply with the Final Rule’s “asset management” exemption to the Volcker Rule’s prohibition on sponsoring and investing in covered funds. Under this exemption, investments made by Morgan Stanley (aggregated with certain affiliate and employee investments) in the Master will be limited to 3% of the Master’s total ownership interests, measured by reference to both the number of ownership interests and the fair market value of such ownership interests (“per fund limit”). In addition, total investments in covered funds by Morgan Stanley (aggregated with certain affiliate and employee investments) in reliance on the asset management exception and certain other exemptions are limited to 3% of Morgan Stanley’s tier 1 capital (“aggregate limit”). A change in the tier 1 capital of Morgan Stanley may mean that retention of some or all of the ownership interests in the Master by Morgan Stanley or certain of its affiliates and employees would violate the aggregate investment limit. In addition, redemptions from the Partnership, withdrawal or default of an investor in the Partnership, or an excuse or election to not participate in a call for capital contributions by an investor in the Partnership, may cause a violation of the per fund limit by Morgan Stanley. To the extent that the retention of an interest in the Partnership or Master or further investment in the Partnership or Master by Morgan Stanley or certain of its affiliates and employees would result in a violation of either the per fund limit or the aggregate limit, then Morgan Stanley and certain of its affiliates and employees may be required to dispose, transfer or otherwise reduce some or all of its interest in the Partnership or Master or may be prohibited, entirely or partially, from making further investments in the Partnership or Master.

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest, pursuant to a particular Volcker Rule exemption. These general prohibitions will restrict certain lending, hedging and other transactions and relationships between Morgan Stanley affiliates and the Partnership and/or the Master, which will require restructuring of those relationships prior to the end of applicable conformance period.

While the General Partner will endeavor to minimize the impact of the Volcker Rule and the Final Rule on the Partnership and the Master, Morgan Stanley’s interests in determining what actions to take in implementing a compliance program under the Volcker Rule may conflict with the interests of the Partnership, the General Partner, and the Limited Partners, all of which may be adversely affected by such actions.

In addition, further restrictions and limitations on Morgan Stanley, the Partnership, the Master and the General Partner may emerge as additional regulatory guidance and interpretations are provided on the Volcker Rule and Final Rule. To this end, and despite the issuance of the Final Rule, certain aspects of the Volcker Rule remain unclear and susceptible to alternative interpretations. The foregoing is, thus, not an exhaustive discussion of the potential risks the Volcker Rule poses for Morgan Stanley, the Partnership, the Master and the Limited Partners.

Each prospective investor should consult its own legal counsel to determine how it could be impacted by the Volcker Rule, the Final Rule and other aspects of the Dodd-Frank Act.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of the Master that are deposited with commodity brokers or their affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of insured U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Master, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

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

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents. Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s and/or the Master’s ability to gather, process and communicate information efficiently and securely, without interruption.

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

The General Partner May Determine to Invest Up To All of the Partnership’s and/or the Master’s Assets in U.S. Treasury Bills and/or Money Market Mutual Fund Securities. The General Partner has invested a portion, and may determine to invest up to all, of the Partnership’s and/or the Master’s assets in U.S. Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership and/or the Master, as applicable, will retain all interest income earned on U.S. Treasury bills and money market mutual fund securities purchased.

In the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership and/or the Master may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s and the Master’s accounts in order to meet margin requirements and avoid early liquidation of U.S. Treasury bills.

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

Risks Relating to Futures Interests Trading and the Futures Interests Markets

Futures Interests Trading is Speculative and Volatile. The rapid fluctuations in the market prices of futures, forwards, and options make an investment in the Partnership volatile. Volatility is caused by, among other things, changes in supply and demand relationships; weather; agricultural, trade, fiscal, monetary and exchange control programs; domestic and foreign political and economic events and policies; and changes in interest rates. If the Advisor incorrectly predicts the direction of prices in futures, forwards, and options, large losses may occur. The Partnership’s performance will be volatile on a monthly and an annual basis. The Partnership could lose all or substantially all of its assets. The single-advisor feature of the Partnership may increase the return volatility relative to the performance of multi-advisor investment funds.

The Master’s Futures Interests Trading is Highly Leveraged such that Small Changes in the Price of the Master’s Positions May Result in Substantial Losses. The Advisor uses substantial leverage in trading the Partnership’s assets. Trading futures, forwards, and options involves substantial leverage, which could result in immediate and substantial losses. Due to the low margin deposits normally required in trading futures, forwards, and options (typically between 2% and 15% of the value of the contract purchased or sold), an extremely high degree of leverage is typical of a futures interests trading account. As a result, a relatively small price movement in futures, forwards, and options may result in immediate and substantial losses to the investor. For example, if 10% of the face value of a contract is deposited as margin for that contract, a 10% decrease in the value of the contract would cause a total loss of the margin deposit. A decrease of more than 10% in the value of the contract would cause a loss greater than the amount of the margin deposit.

The leverage employed by the Advisor in its trading can vary substantially from month to month. This leverage, expressed as the underlying value of the Master’s positions compared to the average net assets of the Master, is anticipated to range from two times the Master’s net assets to ten times the Master’s net assets. Under certain conditions, however, the Master’s leverage could exceed (or be less than) such range. The amount of margin required to be deposited with respect to an individual futures contract is determined by the exchange upon which the contract is traded and the commodity broker at which the position is held and may be changed at any time.

Options Trading can be More Volatile than Futures Trading, and Purchasing and Writing Options Could Result in Trading Losses. The Partnership may trade options on futures. Although successful option trading requires many of the same skills as successful futures trading, the risks are different. Successful option trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract. Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer, or seller, of a put option collects a premium and risks losing the difference between the strike price and the market price of the underlying commodity or futures contract (less the premium received) if the option buyer exercises its put option. The writer, or seller, of a call option has unlimited risk. A call option writer collects a premium and risks losing the difference between the price it would have to pay to obtain the underlying commodity or futures contract and the strike price (less the premium received) if the option buyer exercises its call option.

Market Illiquidity May Cause Less Favorable Trade Prices. Although the Advisor generally will purchase and sell actively-traded contracts where last trade price information and quoted prices are readily available, the price at which a sale or purchase occurs may differ from the price expected because there may be a delay between receiving a quote and executing a trade, particularly in circumstances where a market has limited trading volume and prices are often quoted for relatively limited quantities. In addition, most U.S. futures exchanges have established “daily price fluctuation limits” which preclude the execution of trades at prices outside of the limit, and, from time to time, the CFTC or the exchanges may suspend trading in market disruption circumstances. In these cases it is possible that the Master could be required to maintain a losing position that it otherwise would execute and incur significant losses or be unable to establish a position and miss a profit opportunity.

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

Since the Master already manages sizable assets in the commodity markets, it is possible that the Partnership may encounter illiquid situations. It is impossible to quantify the frequency or magnitude of these risks, however, especially because the conditions often occur unexpectedly.

Trading on Foreign Exchanges Presents Greater Risks to the Partnership than Trading on U.S. Exchanges. The Partnership trades on exchanges located outside the U.S. Trading on U.S. exchanges is subject to CFTC regulation and oversight, including, for example, minimum capital requirements for commodity brokers, segregation of customer funds, regulation of trading practices on the exchanges, prohibitions against trading ahead of customer orders, prohibitions against filling orders off exchanges, prescribed risk disclosure statements, testing and licensing of industry sales personnel and other industry professionals, and recordkeeping requirements, and other requirements and restrictions for the purpose of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions. Trading on foreign exchanges is not regulated by the CFTC or any other U.S. governmental agency or instrumentality and may be subject to regulations that are different from those to which U.S. exchange trading is subject, may provide less protection to investors than trading on U.S. exchanges, and may be less vigorously enforced than regulations in the U.S.

Trading on foreign exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Partnership in the event of the insolvency or bankruptcy of a non-U.S. market, broker or bank are likely to differ from rights that the Partnership would have in the U.S. and these rights may be more limited than in the case of failures of U.S. markets, brokers or banks.

Possible Governmental Intervention

Generally, foreign brokers are not subject to the jurisdiction of the CFTC or any other U.S. regulator. In addition, the Partnership’s assets held outside of the U.S. to margin transactions on foreign exchanges are held in accordance with the client assets protection regime and the insolvency laws of the applicable jurisdiction. A foreign government might halt trading in a market and/or take possession of the Partnership’s assets maintained in its country in which case the assets may never be recovered. The General Partner might have little or no notice that such events were happening. In such circumstances, the General Partner may not be able to obtain the Partnership’s assets.

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

Risks Associated with Affiliates

The Master’s clearing broker may use an affiliate to carry and clear transactions on foreign exchanges. While the use of affiliates can provide certain benefits, it can also pose certain risks. In particular, if a clearing broker or an affiliated foreign broker were to fail, it is likely that all of its affiliated companies would fail or be placed in administration within a relatively brief period of time. Each of these companies would be liquidated in accordance with the bankruptcy laws of the local jurisdiction. Moreover, return of the Master’s assets held at affiliated foreign brokers would be delayed, perhaps for a significant period of time, and would be subject to additional administrative costs. If, on the other hand, a clearing broker had cleared its customers’ foreign futures and foreign options transactions through unaffiliated foreign brokers, such broker likely would not have failed and the clearing broker’s bankruptcy trustee could have directed the foreign broker to liquidate all of the Master’s positions and return the balance to the trustee for distribution to the Master.

The percentage of the Master’s positions which are traded on foreign exchanges can vary significantly from month to month. The average percentage of the Master’s positions which are expected to be traded on foreign exchanges in any given month is anticipated to range from 5% to 50% of the Master’s positions, but could be greater or less than such expected range during any time period.

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and the Master is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts with MS&Co. and is at risk with respect to the creditworthiness and trading practices of MS&Co. as the counterparty to the contracts. See “Trading Swaps Creates Distinctive Risks” below.

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

The percentage of the Master’s positions that are expected to constitute foreign currency forwards and foreign currency swaps can vary substantially from month to month.

Trading Swaps Creates Distinctive Risks. The Advisor may trade in certain swaps. Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse. The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared by a clearinghouse and executed on an exchange or other organized trading platform. In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared by a clearinghouse and executed on an exchange or other organized trading platform. Until such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps. Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract. Swap dealers and major swap participants require the Master to deposit initial margin and variation margin as collateral to support the Master’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership (except to the extent required, beginning September 1, 2016, under the rules finalized by the CFTC and the prudential regulators as described below). If the counterparty to such a swap defaults, the Master would be a general unsecured creditor for any termination amounts owed by the counterparty to the Master as well as for any collateral deposits in excess of the amounts owed by the Master to the counterparty, which would likely result in losses to the Partnership.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership to post collateral to swap dealers and collect collateral from swap dealers. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

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

Implementation of Legislation is Not Complete. Rules implementing the Dodd-Frank Act and similar legislation in other countries are not yet complete. The impact of future rules on transactions of the type undertaken by the Master for the Partnership is not certain.

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

Deregistration of the Commodity Pool Operator or Commodity Trading Advisor Could Disrupt Operations. The General Partner is a registered commodity pool operator and the Advisor is registered with the CFTC as a commodity trading advisor. If the CFTC were to terminate, suspend, revoke or not renew the registration of the General Partner, the General Partner would withdraw as general partner of the Partnership. The Limited Partners would then determine whether to select a replacement general partner or to dissolve the Partnership. If the CFTC were to terminate, suspend, revoke or not renew the registration of the Advisor, the General Partner would terminate the Advisor’s advisory agreement with the Partnership. The General Partner could reallocate the Partnership’s assets managed by the Advisor to new trading advisor(s) or terminate the Partnership. No action is currently pending or threatened against the General Partner or the Advisor.

The Partnership is Subject to Speculative Position Limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, the Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Master. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Master. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed, in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. The CFTC re-proposed revised position limits rules late in 2016, and the comment period for the rules closes in February 2017. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Master’s trading for the Partnership.

The Partnership has Credit Risk to the Commodity Brokers. The Master has credit risk because the commodity brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of the Master’s assets. As such, in the event that the commodity brokers are unable to perform, the Master’s assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are marked-to-market on a daily basis, with variations in value credited or charged to the Master’s account on a daily basis. The commodity brokers, as futures commission merchants for the Master’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Master’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Master may only recover a portion of the available customer funds. If no property is available for distribution, the Master would not recover any of its assets. With respect to the Partnership’s OTC foreign exchange contracts and uncleared swaps with MS&Co. prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Master to post collateral to swap dealers and collect collateral from swap dealers. Any initial margin that may be required to be posted by a swap dealer or the Master must be segregated and held by an independent third party custodian and cannot be rehypothecated. Variation margin is not required to be segregated and may be rehypothecated. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

Risks Relating to the Advisor

You should not rely on the past performance of the Advisor in deciding to purchase Units. Since the future performance of the Advisor is unpredictable, the Advisor’s past performance is not necessarily indicative of future results.

Reliance on the Advisor to Trade Successfully. The Advisor is responsible for making all futures, forwards, and options trading decisions on behalf of the Master. The General Partner has no control over the specific trades the Advisor may make, leverage used, risks and/or concentrations assumed or whether the Advisor will act in accordance with the disclosure documents or descriptive materials furnished by them to the General Partner. The General Partner can provide no assurance that the trading program employed by the Advisor will be successful. The Advisor, in turn, is dependent upon the services of a limited number of persons to develop and refine their trading approaches and strategies and execute the trading transactions. The loss of the services of any of the Advisor’s principals or key employees, or the failure of those principals or key employees to function effectively as a team, may have an adverse effect on the Advisor’s ability to manage its trading activities successfully, or may cause the Advisor to cease operations entirely. This, in turn, could negatively affect the Partnership’s performance.

Market Factors may Adversely Influence the Trading Program. Often, the most unprofitable market conditions for the Master are those in which prices “whipsaw,” that is, such price moves quickly upward (or downward), then reverses, then moves upward (or downward) again, then reverses again. In such conditions, the Advisor may establish positions based on incorrectly identifying both the brief upward or downward price movements as trends, whereas in fact no trends sufficient to generate profits develop.

Increasing the Assets Managed by the Advisor may Adversely Affect Performance. The rates of return achieved by a trading advisor often diminish as the assets under its management increase. This can occur for many reasons, including the inability of the trading advisor to execute larger position sizes at desired prices and because of the need to adjust the trading advisor’s trading program to avoid exceeding speculative position limits. These are limits established by the CFTC and the exchanges on the number of speculative futures and options contracts in a commodity that one trader may own or control. The Advisor has not agreed to limit the amount of additional assets that it will manage.

The Advisor may Terminate its Advisory Agreement. The advisory agreement with the Advisor will be renewed every year for a one-year period unless terminated by Ceres or the Advisor. In the event the advisory agreement is not renewed, Ceres may not be able to enter into an arrangement with the Advisor or another trading advisor on terms substantially similar to the advisory agreement.

Disadvantages of Replacing or Switching Trading Advisors. The Advisor is required to recoup previous trading losses before it can earn performance-based compensation. However, Ceres may elect to replace the Advisor if it has a “loss carry-forward.” In that case, the Partnership would lose the “free ride” of any potential recoupment of the prior losses. In addition, the new trading advisor(s) would potentially earn performance-based compensation on the first dollars of investment profits. The effect of the replacement of or the reallocation of assets away from the Advisor therefore could be significant.

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $339.7 billion as of December 31, 2016 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it may be for the Partnership or the Master to obtain the best prices.

You will not be Aware of Changes to the Trading Program. Because of the proprietary nature of the Advisor’s trading program, you generally will not be advised if adjustments are made to the Advisor’s trading program in order to accommodate additional assets under management or for any other reason.

You Will Not Have Access to the Partnership’s Positions and Must Rely on the General Partner to Monitor the Advisor. As a Limited Partner, you will not have access to the Master’s trade positions. Consequently, you will not know whether the Advisor is adhering to the Partnership’s trading policies and must rely on the ability of the General Partner to monitor trading and protect your investment.

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

The Partnership’s Tax Returns Could be Audited. The IRS could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, Limited Partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to legislation effective for tax years beginning on or after January 1, 2018, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013, and 2012. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2016 Audited Financial Statement.

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

On December 20, 2016, MS&Co. consented to and became the subject of an order by the SEC in connection with allegations that MS&Co. willfully violated Sections 15(c)(3) and 17(a)(1) of the Exchange Act and Rules 15c3-3(e), 17a-5(a), and 17a-5(d) thereunder, by inaccurately calculating its Reserve Account requirement under Rule 15c3-3 by including margin loans to an affiliate in its calculations, which resulted in making inaccurate records and submitting inaccurate reports to the SEC. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. consented to a cease and desist order, a censure, and a civil monetary penalty of $7,500,000.

Civil Litigation

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $247 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $247 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding residential mortgage-backed securities and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On September 30, 2016, the court granted MS&Co.’s demurrer, with leave to replead. On October 21, 2016, the California Attorney General filed an amended complaint. On January 25, 2017, the court denied MS&Co.’s demurrer with respect to the amended complaint.

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

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On January 23, 2017, the parties reached an agreement to settle the litigation.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On December 21, 2016, the parties reached an agreement to settle the litigation.

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

Item 4. Mine Safety Disclosures. Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information. The Partnership has issued no stock. There is no public market for the Units.

(b)	Holders. The number of holders of Units as of February 28, 2017 was 1,023.

(c)	Dividends. The Partnership did not declare any distribution in 2016 or 2015. The Partnership does not intend to declare distributions in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)	Performance Graph. Not applicable.

(f)

Recent Sales of Unregistered Securities — Use of Proceeds from Registered Securities. For the year ended December 31, 2016, there were subscriptions of 20,945.612 Units of Class A totaling $10,382,291 and 386.994 Units of Class Z totaling $210,390. For the year ended December 31, 2015, there were subscriptions of 6,387.378 Units of Class A totaling $4,177,840 and 101.458 Units of Class Z totaling $71,818. For the year ended December 31, 2014, there were subscriptions of 38,167.023 Units of Class A totaling $30,371,880 and 59.943 Units of Class Z totaling $55,290.

The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the additional subscriptions of Units are used in the trading of commodity interests including futures, swap, option and forward contracts.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	2,620.240	$476.10	N/A	N/A	N/A	N/A
November 1, 2016 - November 30, 2016	2,026.852	$501.28	N/A	N/A	N/A	N/A
December 1, 2016 - December 31, 2016	2,739.921	$499.96	41.018	$557.04	N/A	N/A
	7,387.013	$491.86	41.018	$557.04

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

Item 6. Selected Financial Data.

Total trading results allocated from the Master, total interest income allocated from the Master, net expenses, net income (loss), and increase (decrease) in net asset value per Unit for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 and net asset value per Unit and total assets at December 31, 2016, 2015, 2014, 2013, and 2012 were as follows:

	2016	2015	2014	2013	2012
Total trading results allocated from the Master	$(4,790,649)	$(25,002,793)	$7,200,378	$6,956,919	$(7,050,529)
Total interest income allocated from the Master	103,855	-	-	1,853	(37,961)
Net expenses	(2,724,190)	(7,250,848)	(12,391,620)	(15,481,398)	(17,908,344)

Net income (loss)	$(7,410,984)	$(32,253,641)	$(5,191,242)	$(8,522,626)	$(24,996,834)

Increase (decrease) in net asset value per Unit:
Class A	$(60.64)	$(157.00)	$(19.35)	$(26.98)	$(67.29)

Class D	$(53.79)	$(146.44)	$(8.19)	$(9.58)	$(45.85)

Class Z	$(55.09)	$(155.59)	$(3.15)	$(4.55)	$(43.22)

Net asset value per Unit:
Class A	$499.96	$560.60	$717.60	$736.95	$763.93

Class D	$501.54	$555.33	$701.77	$709.96	$719.54

Class Z	$557.04	$612.13	$767.72	$770.87	$775.42

Total assets	$49,835,315	$71,951,672	$190,332,186	$217,369,680	$271,436,225

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. Its only assets are its investment in the Master. Such assets are deposited in the Master’s trading account with MS&Co. or its affiliates. The funds in such account are available for margin and are used to engage in futures interest trading pursuant to instructions provided by the Advisor. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade futures interests indirectly through the investment in the Master, it is expected that the Master will continue to own such liquid assets for margin purposes. The Master does not engage in sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2016.

To minimize the risk relating to low margin deposits, the Master follows certain trading policies, including:

(i)

The Master invests its assets only in commodity interests that the Advisor believes are traded in sufficient volume to permit ease of taking and liquidating positions. Sufficient volume, in this context, refers to a level of liquidity that the Advisor believes will permit it to enter and exit trades without noticeably moving the market.

(ii)

The Advisor will not initiate additional positions in any commodity if these positions would result in aggregate positions requiring a margin of more than 66 2/3% of the Master’s net assets allocated to that Advisor.

(iii)

The Master may occasionally accept delivery of a commodity. Unless such delivery is disposed of promptly by retendering the warehouse receipt representing the delivery to the appropriate clearinghouse, the physical commodity position is fully hedged.

(iv)

The Master does not employ the trading technique commonly known as “pyramiding,” in which the speculator uses unrealized profits on existing positions as margin for the purchases or sale of additional positions in the same or related commodities.

(v)	The Master does not utilize borrowings other than short-term borrowings if the Master takes delivery of any cash commodities.

(vi)

The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Master. “Spread” and “straddle” describes commodity futures trading strategies involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets.

(vii)

The Master will not permit the churning of its commodity trading account. The term “churning” refers to the practice of entering and exiting trades with a frequency unwarranted by legitimate efforts to profit from the trades, indicating the desire to generate commission income.

From January 1, 2016 through December 31, 2016, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 8.8%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Master are exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the asset amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk, as MS&Co. or a MS&Co. affiliate, is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or a MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

The risk to the limited partners that have purchased Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law. (See also “Item 8. Financial Statements and Supplementary Data.” for further information on financial instrument risk included in the notes to the financial statements.)

Other than the risks inherent in commodity futures and swaps trading, the Master knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Master’s liquidity increasing or decreasing in any material way.

(b) Capital Resources.

(i)	The Partnership has made no material commitments for capital expenditures.

(ii)

The Partnership’s capital consists of the capital contributions of the partners, as increased or decreased by income or losses allocated from the Master on trading and by expenses, interest income allocated from the Master, redemptions of Units and distributions of profits, if any. Gains or losses on trading cannot be predicted. Market movements in commodities are dependent upon fundamental and technical factors which the Advisor may or may not be able to identify, such as changing supply and demand relationships, weather, government, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. Partnership expenses consist of, among other things, brokerage fees, advisory fees and administrative fees. The level of these expenses is dependent upon trading performance and the level of net assets maintained. In addition, the amount of interest income payable by MS&Co. is dependent upon interest rates over which the Partnership has no control.

(iii)	There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to the Partnership’s capital resource arrangements at the present time.

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of its Units at their net asset value as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2016, 44,506.455 limited partner Units of Class A were redeemed totaling $22,048,151, 264.441 Limited Partner Units of Class Z were redeemed totaling $145,916 and 633.533 General Partner Units of Class Z were redeemed totaling $355,064. For the year ended December 31, 2015, 136,448.827 Limited Partner Units of Class A were redeemed totaling $85,086,353, 5,804.469 Limited Partner Units of Class D were redeemed totaling $3,406,145, 1,526.928 Limited Partner Units of Class Z were redeemed totaling $1,046,575 and 1,227.069 General Partner Units of Class Z were redeemed totaling $835,169. For the year ended December 31, 2014, 65,930.869 Limited Partner Units of Class A were redeemed totaling $50,460,031, 356.588 Limited Partner Units of Class Z were redeemed totaling $285,860 and 502.518 General Partner Units of Class Z were redeemed totaling $436,316.

(c) Results of Operations.

For the year ended December 31, 2016, the net asset value per Unit for Class A decreased 10.8% from $560.60 to $499.96, the net asset value per Unit for Class D decreased 9.7% from $555.33 to $501.54 and the net asset value per Unit for Class Z decreased 9.0% from $612.13 to $557.04. For the year ended December 31, 2015, the net asset value per Unit for Class A decreased 21.9% from $717.60 to $560.60, the net asset value per Unit for Class D decreased 20.9% from $701.77 to $555.33 and the net asset value per Unit for Class Z decreased 20.3% from $767.72 to $612.13. For the year ended December 31, 2014, the net asset value per Unit for Class A decreased 2.6% from $736.95 to $717.60, the net asset value per Unit for Class D decreased 1.2% from $709.96 to $701.77 and the net asset value per Unit for Class Z decreased 0.4% from $770.87 to $767.72.

The Partnership, through its investment in the Master, experienced a net trading loss of $4,790,649 before fees and expenses for the year ended December 31, 2016. Losses were primarily attributable to the Master’s trading in energy, grains, U.S. and non-U.S. interest rates, metals and softs, and were partially offset by gains in currencies and indices. The net trading gain or loss for the Partnership is discussed under “Item 8. Financial Statements and Supplementary Data.”

The most significant losses were incurred within the agricultural markets during January from long positions in cocoa futures as prices tumbled as funds cut bets on higher prices and signs emerged that the crop in Ghana, the world’s second-biggest cocoa producer, was recovering from a five-year low. Within the energy markets, losses were recorded during March and April from short positions in crude oil futures as prices moved higher as Saudi Arabia opened negotiations with global oil producers to curtail current production levels. Losses were also recorded in the energies during August from long positions in crude oil futures. Within the metals sector, losses were experienced primarily from long positions in tin futures as prices fell during the first half of January after the release of a gloomy forecast for Chinese manufacturing growth. Within the global interest rate sector, losses were experienced during July from short positions in U.S. fixed income futures as prices rallied early in the month as fallout from the “Brexit” vote spurred investors into the relative safety of government bonds. During September, further losses within the global interest rate markets were recorded from long positions in U.S. fixed income futures as prices declined amid speculation that the release of strong employment data in the U.S. could spur the U.S. Federal Reserve to raise interest rates. The Partnership’s trading losses for the year were partially offset by trading gains within the global stock index markets from short positions in U.S. equity index futures as prices declined sharply during January amid mounting investor concerns about declining oil prices and a China-led slowdown in global growth. Additional gains were recorded within the global stock index sector during April from long positions in European equity index futures as prices rallied, buoyed by increasing positive sentiment for global economic growth. Within the currency markets, gains were primarily recorded during November from short positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar moved higher amid speculation the incoming U.S. Presidential Administration would spur the U.S. economy. Additional gains within the currency sector were achieved during October from short positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar rallied as expectations grew that the U.S. Federal Reserve was on-track to hike interest rates by the end of 2016.

The Partnership, through its investment in the Master, experienced a net trading loss of $25,002,793 before fees and expenses for the year ended December 31, 2015. Losses were primarily attributable to the Master’s trading in metals and global stock index markets and were partially offset by gains in agricultural, currency and energy.

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

MS&Co. has agreed to pay the Partnership interest on 80% of the Partnership’s daily average equity allocated to it by Willowbridge Master at the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. Prior to January 31, 2016, MS&Co. had agreed to pay BHM Master interest on 100% of its daily average equity maintained in cash in BHM Master’s accounts during each month at the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Any interest earned on the Partnership’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. Interest income allocated from the Master for the three and twelve months ended December 31, 2016 increased by $30,107 and $103,855, respectively, as compared to the corresponding periods in 2015. The increase in interest income is primarily due to higher U.S. Treasury bill rates during the three and twelve months ended December 31, 2016 as compared to the corresponding periods in 2015. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing placement agent fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. The ongoing placement agent fees for the three and twelve months ended December 31, 2016 decreased $179,379 and $1,437,396, respectively, as compared to the corresponding periods in 2015. The decrease in ongoing placement agent fees is primarily due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

General Partner fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. General Partner fees for the three and twelve months ended December 31, 2016 decreased $91,774 and $747,284, respectively, as compared to the corresponding periods in 2015. The decrease in General Partner fees is due to lower average net assets during the three and twelve months ended December 31, 2016, as compared to the corresponding periods in 2015.

Management fees were borne by Blenheim Master, prior to its termination effective January 31, 2016. Effective February 1, 2016, management fees began to be charged on the Partnership level based on the net assets of the Partnership as of the first day of each month. Accordingly, they must be analyzed in relation to the fluctuations in monthly beginning net asset values. Management fees for the three and twelve months ended December 31, 2016 were $183,330 and $722,227, respectively.

Incentive fees were borne by BHM Master, prior to its termination effective January 31, 2016. Effective February 1, 2016 incentive fees began to be charged on the Partnership level. Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the Management Agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three and twelve months ended December 31, 2016 and 2015. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Master as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership.

The Partnership, through its investment in BHM Master, experienced a net trading gain of $7,200,378 before fees and expenses for the year ended December 31, 2014. Gains were primarily attributable to BHM Master’s trading in commodities, currencies and equities and partially offset by losses in interest rates.

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

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership (and the Master) depends on the Advisor’s ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership (and the Master) expects to increase capital through operations.

In allocating substantially all of the assets of the Partnership to the Master, the General Partner considers, among other factors, the Advisor’s past performance, trading style, volatility of markets traded and fee requirements. The General Partner may modify or terminate the allocation of assets to the Advisor at any time and allocate assets to additional advisors at any time.

(d) Off-Balance Sheet Arrangements. None.

(e) Contractual Obligation. None.

(f) Operational Risk.

The Partnership, through its investment in the Master, is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

Such risks include:

Operational/Settlement Risk — the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership/Master is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Additionally, the General Partner’s computer systems may be vulnerable to unauthorized access, mishandling or misuse, computer viruses or malware, cyber-attacks and other events that could have a security impact on such systems. If one or more of such events occur, this potentially could jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s computer systems, and adversely affect the Partnership’s business, financial condition or results of operations.

Technological Risk — the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership’s/Master’s ability to gather, process, and communicate information efficiently and securely, without interruption, to customers within the Partnership and the Master, and in the markets where the Partnership and the Master participate.

Legal/Documentation Risk — the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as Master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.

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

(g) Critical Accounting Policies.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

The Partnership carried its investment in BHM Master based on the Partnership’s (1) net contribution to BHM Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of BHM Master. The Partnership carries its investment in Willowbridge Master based on Willowbridge Master’s net asset value per Redeemable Unit as calculated by Willowbridge Master.

Additionally, the Master’s investments in futures, option and forward contracts and U.S. Treasury bills, as applicable, are carried at fair value. The fair value of exchange-traded futures, option and forward contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

All of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Partnership and the Master are a speculative commodity pool. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s capital is subject to the risk of trading loss, through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

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

Value at Risk is not necessarily representative of the Master’s historic risk, nor should it be used to predict the Partnership or the Master’s future financial performance or their ability to manage or monitor risk. There can be no assurance that the Master’s actual losses on a particular day will not exceed the Value at Risk amounts indicated above or that such losses will not occur more than once in 100 trading days.

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

Quantifying the Partnership’s/Master’s Trading Value at Risk

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

The Master’s risk exposure in the various market sectors traded by the Advisor is quantified below in terms of Value at Risk. Due to the Master’s mark-to-market accounting, any loss in the fair value of the Master’s open portion is directly reflected in the Partnership’s earnings (realized or unrealized allocated from the Master).

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

The fair value of the Master’s futures and forward positions does not have any optionality component. However, the Advisor may trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin has been used, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Master in almost all cases fluctuate to a lesser extent than those of the underlying instruments.

In quantifying the Master’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category’s aggregate Value at Risk. The diversification effects resulting from the fact that the Master’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2016 and 2015, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Master have been included in calculating the figures set forth below.

As of December 31, 2016, Willowbridge Master’s total capitalization was $391,498,613, and the Partnership owned approximately 12.7% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2016 was as follows:

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$7,479,249	1.91%	$79,559,952	$147,470	$26,078,802
Energy	4,703,756	1.20	12,259,443	-	2,270,260
Indices	8,069,535	2.06	11,808,296	-	2,983,129
Interest Rates U.S.	1,170,235	0.30	22,748,409	-	4,116,353
Interest Rates Non-U.S.	2,194,981	0.56	4,206,401	-	1,168,020
Metals	319,854	0.08	4,745,455	-	841,842

Total	$23,937,610	6.11%

*	Average of month-end Values at Risk.

As of December 31, 2015, BHM Master’s total capitalization was $78,671,908. The Partnership owned approximately 91.5% of BHM Master. As of December 31, 2015, BHM Master’s Value at Risk for its assets (including the portion of the Partnership’s assets allocated to Blenheim for trading) was as follows:

December 31, 2015

			Twelve Months Ended December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Commodity	$6,369,443	8.10%	$43,569,935	$5,462,314	$19,190,910
Equity	294,019	0.37	1,990,777	53,641	565,780
Currency	363,989	0.46	4,636,011	194,711	1,030,885
Interest Rate	11,825	0.02	1,399,215	-	162,482

Total	$7,039,276	8.95%

*	Average of daily Values at Risk.

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Master is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as many times the capitalization of the Master. The magnitude of the Master’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Master to incur severe losses over a short period of time. The foregoing Value at Risk table — as well as the past performance of the Master — gives no indication of this “risk of ruin.”

Non-Trading Risk

The Master has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

A decline in short-term interest rates would result in a doctrine in the Master’s cash management income. This cash flow is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionally, and multiplier features of the Master’s market-sensitive instruments, in relation to the Master’s net assets.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2016 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currencies. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The General Partner does not anticipate that the risk profile of the Partnership’s currency sector will change significantly in the future.

Equities. The Partnership’s primary equity exposure is to equity price risk in the G8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2016, the Partnership’s primary exposures were in the S&P 500 (U.S.), VIX Market Volatility (U.S.) and NASDAQ 100 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

Interest Rates. Interest rate movements directly affect the price of the futures positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially affect the Partnership’s profitability. The Partnership’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G8 countries.

Commodities:

Metals. The Partnership’s primary metal market exposure as of December 31, 2016 was to fluctuations in the price of nickel.

Energy. The Partnership’s primary energy market exposure is to oil price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to control the Partnership’s, through its investment in the Master, risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The General Partner monitors the Master’s performance and the concentration of open positions, and consults with the Advisor concerning the Master’s overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require the Advisor to close out positions as well as enter positions traded on behalf of the Master. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisor’s own risk control policies while maintaining a general supervisory overview of the Master’s market risk exposures.

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

Item 8. Financial Statements and Supplementary Data.

CERES TACTICAL MACRO L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting; Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2016, 2015 and 2014; Statements of Financial Condition at December 31, 2016 and 2015; Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014; Statements of Changes in Partners’ Capital for the years ended December 2016, 2015 and 2014; and Notes to Financial Statements.

To the Limited Partners of

Ceres Tactical Macro L.P.

(formerly, Managed Futures Premier Macro L.P.)

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
Ceres Tactical Macro L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Management’s Report on Internal Control Over Financial Reporting

The management of Ceres Tactical Macro L.P. (formerly, Managed Futures Premier Macro L.P.) (the “Partnership”), Ceres Managed Futures LLC, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for our assessment of internal control over financial reporting. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Partnership’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership and directors of the Partnership; and

(iii)

provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The management of Ceres Tactical Macro L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2016 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Macro L.P.	Ceres Tactical Macro L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Ceres Tactical Macro L.P.:

We have audited the accompanying statements of financial condition of Ceres Tactical Macro L.P. (formerly, Managed Futures Premier Macro L.P.) (the “Partnership”) as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ceres Tactical Macro L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Ceres Tactical Macro L.P.

(formerly, Managed Futures Premier Macro L.P.)

Statements of Financial Condition

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets:
Investment in the Master, at fair value (Note 1)	$49,833,558	$71,951,672
Expense reimbursement	763	-
Cash at bank (Note 1)	994	-

Total assets	$49,835,315	$71,951,672

Liabilities and Partners’ Capital:
Liabilities:
Accrued Expenses:
Management fees (Note 3b)	$62,377	$-
Redemptions payable to Limited Partners (Note 6)	1,392,700	4,204,000

Total liabilities	1,455,077	4,204,000

Partners’ Capital:
General Partner, Class Z, 1,010.185 and 1,643.718 Units outstanding at December 31, 2016 and 2015, respectively	562,712	1,006,167
Limited Partner, Class A, 94,781.707 and 118,342.550 Units outstanding at December 31, 2016 and 2015, respectively	47,386,996	66,343,350
Limited Partner, Class D, 15.414 Units outstanding at December 31, 2016 and 2015	7,731	8,560
Limited Partner, Class Z, 759.012 and 636.459 Units outstanding at December 31, 2016 and 2015, respectively	422,799	389,595

Total partners’ capital (net asset value)	48,380,238	67,747,672

Total liabilities and partners’ capital	$49,835,315	$71,951,672

Net asset value per Unit:
Class A	$499.96	$560.60

Class D	$501.54	$555.33

Class Z	$557.04	$612.13

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

(formerly, Managed Futures Premier Macro L.P.)

Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Investment Income:
Interest income allocated from the Master (Note 3c)	$103,855	$-	$-

Expenses:
Expenses allocated from the Master	281,234	3,244,544	5,152,606
Management fees (Note 3b)	722,227	-	-
Ongoing placement agent fees (Note 3d)	1,056,765	2,494,161	4,764,391
General Partner fees (Note 3a)	538,420	1,285,704	2,198,494
Professional fees	254,009	267,899	276,129

Total expenses	2,852,655	7,292,308	12,391,620
Expenses borne by the General Partner	(128,465)	(41,460)	-

Net expenses	2,724,190	7,250,848	12,391,620

Net investment loss	(2,620,335)	(7,250,848)	(12,391,620)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(5,245,262)	(31,832,074)	17,248,893
Net change in unrealized gains (losses) on open contracts allocated from the Master	454,613	6,829,281	(10,048,515)

Total trading results	(4,790,649)	(25,002,793)	7,200,378

Net income (loss)	$(7,410,984)	$(32,253,641)	$(5,191,242)

Net income (loss) allocation by Class:
Class A	$(7,290,494)	$(31,002,916)	$(5,178,866)

Class D	$(829)	$(669,492)	$(47,679)

Class Z	$(119,661)	$(581,233)	$35,303

Net asset value per Unit:
Class A	$499.96	$560.60	$717.60

Class D	$501.54	$555.33	$701.77

Class Z	$557.04	$612.13	$767.72

Net income (loss) per Unit (Note 7): *
Class A	$(60.64)	$(157.00)	$(19.35)

Class D	$(53.79)	$(146.44)	$(8.19)

Class Z	$(55.09)	$(155.59)	$(3.15)

Weighted average Units outstanding:
Class A	106,050.529	191,932.968	268,239.902

Class D	15.414	3,640.386	5,819.883

Class Z	1,818.642	3,422.398	5,425.770

*	Represents the change in net asset value per Unit.

See accompanying notes to financial statements.

Ceres Tactical Macro, L.P.

(formerly, Managed Futures Premier Macro L.P.)

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2016, 2015 and 2014

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2013	$203,521,796	276,167.845	$4,131,876	5,819.883	$4,418,504	5,731.879	$212,072,176	287,719.607
Subscriptions - Limited Partners	30,371,880	38,167.023	-	-	55,290	59.943	30,427,170	38,226.966
Net income (loss)	(5,178,866)	-	(47,679)	-	35,303	-	(5,191,242)	-
Redemptions - Limited Partners	(50,460,031)	(65,930.869)	-	-	(285,860)	(356.588)	(50,745,891)	(66,287.457)
Redemptions - General Partner	-	-	-	-	(436,316)	(502.518)	(436,316)	(502.518)

Partners’ Capital, December 31, 2014	178,254,779	248,403.999	4,084,197	5,819.883	3,786,921	4,932.716	186,125,897	259,156.598
Subscriptions - Limited Partners	4,177,840	6,387.378	-	-	71,818	101.458	4,249,658	6,488.836
Net income (loss)	(31,002,916)	-	(669,492)	-	(581,233)	-	(32,253,641)	-
Redemptions - Limited Partners	(85,086,353)	(136,448.827)	(3,406,145)	(5,804.469)	(1,046,575)	(1,526.928)	(89,539,073)	(143,780.224)
Redemptions - General Partner	-	-	-	-	(835,169)	(1,227.069)	(835,169)	(1,227.069)

Partners’ Capital, December 31, 2015	66,343,350	118,342.550	8,560	15.414	1,395,762	2,280.177	67,747,672	120,638.141
Subscriptions - Limited Partners	10,382,291	20,945.612	-	-	210,390	386.994	10,592,681	21,332.606
Net income (loss)	(7,290,494)	-	(829)	-	(119,661)	-	(7,410,984)	-
Redemptions - Limited Partners	(22,048,151)	(44,506.455)	-	-	(145,916)	(264.441)	(22,194,067)	(44,770.896)
Redemptions - General Partner	-	-	-	-	(355,064)	(633.533)	(355,064)	(633.533)

Partners’ Capital, December 31, 2016	$47,386,996	94,781.707	$7,731	15.414	$985,511	1,769.197	$48,380,238	96,566.318

Net asset value per Unit:

2014:	Class A	$717.60

	Class D	$701.77

	Class Z	$767.72

2015:	Class A	$560.60

	Class D	$555.33

	Class Z	$612.13

2016:	Class A	$499.96

	Class D	$501.54

	Class Z	$557.04

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

(formerly, Managed Futures Premier Macro L.P.)

Notes to Financial Statements

1.	Organization:

Ceres Tactical Macro L.P. (formerly, Managed Futures Premier Macro L.P. and prior to January 31, 2016, Managed Futures Premier BHM L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of Delaware on August 23, 2010, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, metals and softs. The Partnership commenced trading on November 1, 2010. The commodity interests that are traded by the Partnership, through its investment in the Master (as defined below), are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is authorized to sell an unlimited number of units of limited partnership interest (“Units”) on a continuous basis.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. At December 31, 2016, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings was ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

On November 1, 2010, the Partnership allocated substantially all of its capital to Morgan Stanley Smith Barney BHM I, LLC (the “BHM Master”), a limited liability company organized under the limited liability company law of the State of Delaware. On February 1, 2016, the Partnership re-allocated substantially all of its capital to CMF Willowbridge Master Fund L.P. (“Willowbridge Master” or the “Master”), a limited partnership organized under the partnership laws of the State of New York. The Partnership purchased an interest in Willowbridge Master with cash equal to $56,358,832. References herein to the “Master” may include, as relevant, BHM Master. The General Partner is also the general partner of the Master.

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

On February 1, 2011, the Units offered pursuant to the Partnership’s limited partnership agreement, as amended from time to time (the “Limited Partnership Agreement”), were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. In addition, beginning on February 1, 2011, Class D Units were offered. Beginning August 1, 2011, Class Z Units were offered to certain employees of Morgan Stanley Smith Barney LLC and its affiliates (and their family members). Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a limited partner of the Partnership (each, a “Limited Partner” or collectively the “Limited Partners”) receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

During the periods covered by this report, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

Ceres Tactical Macro L.P.

(formerly, Managed Futures Premier Macro L.P.)

Notes to Financial Statements

A limited partner in the Master may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner in the Master elects to redeem and informs the Master.

The financial statements of Willowbridge Master, including the Condensed Schedules of Investments, are contained elsewhere in this report and should be read together with the Partnership’s financial statements.

As of December 31, 2016, the Partnership owned approximately 12.7% of Willowbridge Master. At December 31, 2015, the Partnership owned approximately 91.5% of BHM Master. The Partnership intends to continue to invest substantially all of its assets in Willowbridge Master. The performance of the Partnership is directly affected by the performance of Willowbridge Master and prior to January 31, 2016, was directly affected by the performance of BHM Master.

The Partnership will be liquidated upon certain circumstances as defined in the Limited Partnership Agreement of the Partnership.

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

c.	Statement of Cash Flows. The Partnership is not required to provide a Statement of Cash Flows.

d.

Partnership’s Investment. The Partnership carried its investment in BHM Master based on the Partnership’s (1) net contribution to BHM Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of BHM Master. The Partnership carries its investment in Willowbridge Master based on Willowbridge Master’s net asset value per Unit as calculated by Willowbridge Master.

Ceres Tactical Macro L.P.

(formerly, Managed Futures Premier Macro L.P.)

Notes to Financial Statements

Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements” in the attached Master’s financial statements) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined by first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses.

e.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner has concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

f.

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

g.

Net Income (Loss) per Unit. Net income (loss) per Unit for each Class is calculated in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

h.

Fair Value of Financial Instruments. The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

Ceres Tactical Macro L.P.

(formerly, Managed Futures Premier Macro L.P.)

Notes to Financial Statements

i.

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

3. Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Partnership, including selecting one or more advisors to make trading decisions for the Partnership. The Partnership pays the General Partner a monthly General Partner fee in return for its services to the Partnership equal to  1⁄12 of 1% (1% per year) of net assets of the Partnership as of the first day of each month, for each outstanding Class.

b.	Management Agreement:

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with Willowbridge, the trading advisor of Willowbridge Master. The Partnership pays Willowbridge a monthly fee for professional management services equal to  1⁄12 of 1.5% (1.5% per year) of the net assets of the Partnership as of the first day of each month allocated to Willowbridge. Prior to January 31, 2016, BHM Master accrued and paid Blenheim a monthly management fee equal to  1⁄12 of 2% (2% per year) of the net assets allocated to Blenheim as of the first day of each month.

The Partnership is also obligated to pay Willowbridge an incentive fee, payable quarterly, equal to 20% of new trading profits. Pursuant to the Management Agreement, Willowbridge will not be entitled to be paid an incentive fee until Willowbridge has recouped the Partnership’s loss carryforward incurred as of February 1, 2016 and has earned new trading profits. Prior to January 31, 2016, BHM Master paid Blenheim a quarterly incentive fee equal to 20% of the new trading profits earned by each member.

Ceres Tactical Macro L.P.

(formerly, Managed Futures Premier Macro L.P.)

Notes to Financial Statements

c.	Customer Agreement:

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) through its investment in the Master. Clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Master’s account at MS&Co. are deposited in the Partnership’s account at MS&Co. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the Partnership’s daily average equity allocated to it by Willowbridge Master at the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. Prior to January 31, 2016, MS&Co. had agreed to pay BHM Master interest on 100% of its daily average equity maintained in cash in BHM Master’s accounts during each month at the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. The Partnership Customer Agreement may generally be terminated upon notice by either party.

d.	Selling Agreement:

The Partnership has entered into a selling agent agreement with Morgan Stanley Wealth Management (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly placement agent fee. This monthly placement agent fee is equal to (i) 2.0% per year of the net assets of Class A of the Partnership as of the first day of each month and (ii) 0.75% per year of the net assets of Class D of the Partnership as of the first day of each month. Class Z is currently not subject to ongoing placement agent fees. Prior to April 1, 2014, the monthly ongoing placement agent fees for Class A were paid at a rate of 1/12th of 3.0% (3.0% per year). The placement agent will pay a portion of the ongoing placement agent fees it receives from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the limited partner.

The General Partner fees, management fees, incentive fees and all professional fees are allocated proportionally to each Class based on the net asset value of each Class.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities is shown in the Statements of Income and Expenses.

Willowbridge Master has entered into a futures brokerage account agreement with MS&Co. (the “Master Customer Agreement” and together with the Partnership Customer Agreement, the “Customer Agreements”).

The Customer Agreements give the Partnership and the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet” have been met.

Ceres Tactical Macro L.P.

(formerly, Managed Futures Premier Macro L.P.)

Notes to Financial Statements

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master. The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership. To the extent that such ongoing administrative, operating, offering and organizational expenses exceed 0.25% annually of the Net Assets of the Partnership, the General Partner or the Placement Agent will pay such expenses, as reflected in the Statements of Income and Expenses as Expenses borne by the General Partner.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities”, in the attached Master’s financial statements.

Prior to January 31, 2016, the performance of the Partnership was directly affected by the performance of BHM Master. Thus, summarized financial information for BHM Master is pertinent to this report.

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of BHM Master is shown in the following tables.

	For the year ended December 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
BHM Master	$(170,710)	$(6,343,252)	$(6,513,962)

	For the year ended December 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
BHM Master	$(3,875,220)	$(31,114,859)	$(34,990,079)

5. Fair	Value Measurements:

See Notes 2 and 5 of the Master’s financial statements for the determination of the fair value of the Master’s investments and related disclosures, including the fair value hierarchy, pursuant to ASC 820, “Fair Value Measurement”.

6. Subscriptions,	Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become Limited Partners on the first day of the month after their subscriptions are processed. Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Partnership’s profits. Limited Partners may redeem some or all of their Units in the Partnership at 100% of the net asset value per Unit and use the proceeds to purchase Units in any other commodity pool operated by the General Partner on the following subscription date; provided that such Limited Partner meets the suitable criteria for the other commodity pool and has redeemed its Units according to the Limited Partnership Agreement. A Limited Partner may require the Partnership to redeem its Units at their net asset value as of the last day of any month. A request for redemption must be received in writing by the General Partner on three business days’ notice prior to the end of such month. There is no fee charged to Limited Partners in connection with redemptions.

Ceres Tactical Macro L.P.

(formerly, Managed Futures Premier Macro L.P.)

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the Limited Partner Classes as a whole for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016			2015			2014
Per Unit Performance (for a unit outstanding throughout the year): *	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Net realized and unrealized gains (losses)	$(36.21)	$(35.82)	$(39.08)	$(120.45)	$(118.30)	$(129.83)	$25.53	$24.01	$25.69
Net investment loss	(24.43)	(17.97)	(16.01)	(36.55)	(28.14)	(25.76)	(44.88)	(32.20)	(28.84)

Increase (decrease) for the year	(60.64)	(53.79)	(55.09)	(157.00)	(146.44)	(155.59)	(19.35)	(8.19)	(3.15)
Net asset value per Unit, beginning of year	560.60	555.33	612.13	717.60	701.77	767.72	736.95	709.96	770.87

Net asset value per Unit, end of year	$499.96	$501.54	$557.04	$560.60	$555.33	$612.13	$717.60	$701.77	$767.72

	2016			2015			2014
	Class A	Class D	Class Z	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratio to Average Limited Partners’ Capital:
Net investment loss **	(5.0)%	(3.6)%	(3.1)%	(5.9)%	(4.7)%	(3.7)%	(5.8)%	(4.2)%	(3.7)%
Operating expenses before expenses borne by the General Partner and incentive fees	5.5%	4.1%	3.5%	6.0%	4.7%	3.7%	5.8%	4.2%	3.7%
Expenses borne by the General Partner	(0.2)%	(0.2)%	(0.2)%	(0.1)%	-%	-%	-%	-%	-%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.3%	3.9%	3.3%	5.9%	4.7%	3.7%	5.8%	4.2%	3.7%

Total return:
Total return before incentive fees	(10.8)%	(9.7)%	(9.0)%	(21.9)%	(20.9)%	(20.3)%	(2.6)%	(1.2)%	(0.4)%
Incentive fees	-%	-%	-%	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(10.8)%	(9.7)%	(9.0)%	(21.9)%	(20.9)%	(20.3)%	(2.6)%	(1.2)%	(0.4)%

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the year. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per unit with the other per Unit information.

**	Interest income allocated from the Master less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average partners’ capital of the Partnership and includes the income and expenses allocated from the Master.

8.	Financial Instrument Risks:

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

Ceres Tactical Macro L.P.

(formerly, Managed Futures Premier Macro L.P.)

Notes to Financial Statements

The risk to the Limited Partners that have purchased Units is limited to the amount of their share of the Partnership’s net assets and undistributed profits. This limited liability is a result of the organization of the Partnership as a limited partnership under Delaware law.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Master are exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short.

See Note 8, “Financial Instrument Risks” of the attached Master’s financial statements for risks relating to financial instruments and derivatives that are traded by the Master.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master has credit risk and concentration risk, as MS&Co. or a MS&Co. affiliate, is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

9. Subsequent	Events:

As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of MSSB Holdings. MSD Holdings is ultimately owned by Morgan Stanley.

Effective February 27, 2017, the Partnership changed its name from Managed Futures Premier Macro L.P. to Ceres Tactical Macro L.P.

The General Partner has evaluated the subsequent events through the date the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2016 and 2015 are summarized below:

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total trading results	$3,628,541	$(1,123,262)	$(1,155,568)	$(6,140,360)
Total interest income allocated from the Master	30,107	29,609	21,255	22,884
Net expenses	(593,967)	(660,050)	(667,805)	(802,368)

Net income (loss)	$3,064,681	$(1,753,703)	$(1,802,118)	$(6,919,844)

Increase (decrease) in net asset value per Unit:
Class A	$30.07	$(16.12)	$(16.68)	$(57.91)

Class D	$31.60	$(14.59)	$(15.05)	$(55.75)

Class Z	$36.06	$(15.16)	$(15.60)	$(60.39)

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$(1,052,729)	$(3,342,515)	$(4,252,722)	$(16,354,827)
Total interest income allocated from the Master	-	-	-	-
Net expenses	(1,304,303)	(1,555,105)	(1,953,127)	(2,438,313)

Net income (loss)	$(2,357,032)	$(4,897,620)	$(6,205,849)	$(18,793,140)

Increase (decrease) in net asset value per Unit:
Class A	$(18.47)	$(27.11)	$(35.60)	$(75.82)

Class D	$(16.43)	$(24.87)	$(33.03)	$(72.11)

Class Z	$(16.98)	$(26.11)	$(34.95)	$(77.55)

To the Limited Partners of

CMF Willowbridge Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
CMF Willowbridge Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of CMF Willowbridge Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Willowbridge Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Willowbridge Master Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

CMF Willowbridge Master Fund L.P.

Statements of Financial Condition

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost of $223,796,458 and $283,418,958 at December 31, 2016 and 2015, respectively)	$223,888,618	$283,468,837
Cash at MS&Co. (Note 3c)	144,543,700	-
Cash margin (Note 3c)	22,178,252	67,800,303
Net unrealized appreciation on open futures contracts	807,317	-
Net unrealized appreciation on open forward contracts	1,884,575	99,081
Options purchased, at fair value (cost $3,892,637 and $0 at December 31, 2016 and 2015, respectively)	3,544,166	-

Total equity in trading account	396,846,628	351,368,221
Cash at bank (Note 1)	217	-

Total assets	$396,846,845	$351,368,221

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$-	$639,013
Options written, at fair value (premiums received $5,282,576 and $2,896,314 at December 31, 2016 and 2015, respectively)	5,320,026	2,004,116
Accrued expenses:
Professional fees	28,206	25,143

Total liabilities	5,348,232	2,668,272

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at December 31, 2016 and 2015	-	-
Limited Partners, 131,992.0046 and 120,525.8758 Redeemable Units outstanding at December 31, 2016 and 2015, respectively	391,498,613	348,699,949

Total partners’ capital (net asset value)	391,498,613	348,699,949

Total liabilities and partners’ capital	$396,846,845	$351,368,221

Net asset value per Redeemable Unit	$2,966.08	$2,893.15

See accompanying notes to financial statements.

CMF Willowbridge Master Fund L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates U.S.	543	$342,719	0.09%
Interest Rates Non-U.S.	1,659	(1,782,488)	(0.46)

Total futures contracts purchased		(1,439,769)	(0.37)

Futures Contracts Sold
Indices	443	136,780	0.03
Interest Rates Non-U.S.	1,552	2,110,306	0.55

Total futures contracts sold		2,247,086	0.58

Net unrealized appreciation on open futures contracts		$807,317	0.21%

Unrealized Appreciation on Open Forward Contracts
Currencies	$212,149,063	$1,771,201	0.45%
Metals	613	3,825,033	0.98

Total unrealized appreciation on open forward contracts		5,596,234	1.43

Unrealized Depreciation on Open Forward Contracts
Currencies	$282,478,026	(2,202,643)	(0.56)
Metals	613	(1,509,016)	(0.39)

Total unrealized depreciation on open forward contracts		(3,711,659)	(0.95)

Net unrealized appreciation on open forward contracts		$1,884,575	0.48%

Options Purchased
Calls
Metals	380	$1,413	0.01%
Puts
Indices	1,107	3,542,400	0.90
Metals	294	353	0.00 **

Total options purchased (cost $3,892,637)		$3,544,166	0.91%

Options Written
Calls
Energy	860	$(1,057,620)	(0.27)%
Puts
Indices	2,214	(4,261,950)	(1.09)
Metals	380	(456)	(0.00) **

Total options written (premiums received $5,282,576)		$(5,320,026)	(1.36)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$175,000,000	2/09/2017	U.S. Treasury bills, 0.43% * (Amortized cost of $174,841,139)	$174,914,797	44.68%
$30,000,000	1/19/2017	U.S. Treasury bills, 0.365% * (Amortized cost of $29,980,533)	29,993,375	7.66
$19,000,000	3/16/2017	U.S. Treasury bills, 0.525% * (Amortized cost of $18,974,786)	18,980,446	4.85

Total U.S. Government Securities			$223,888,618	57.19%

*	Liquid non-cash held as collateral.
**	Due to rounding.

See accompanying notes to financial statements.

CMF Willowbridge Master Fund L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates Non-U.S.	4,695	$(1,284,726)	(0.37)%

Total futures contracts purchased		(1,284,726)	(0.37)

Futures Contracts Sold
Interest Rates Non-U.S.	2,815	645,713	0.19

Total futures contracts sold		645,713	0.19

Net unrealized depreciation on open futures contracts		$(639,013)	(0.18)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$253,329,859	$291,647	0.08%

Total unrealized appreciation on open forward contracts		291,647	0.08

Unrealized Depreciation on Open Forward Contracts
Currencies	$205,291,607	(192,566)	(0.06)

Total unrealized depreciation on open forward contracts		(192,566)	(0.06)

Net unrealized appreciation on open forward contracts		$99,081	0.02%

Options Written
Calls
Energy	522	$(111,360)	(0.03)%
Interest Rates Non-U.S.	1,881	(411,469)	(0.12)
Puts
Interest Rates Non-U.S.	1,881	(1,481,287)	(0.42)

Total options written (premiums received $2,896,314)		$(2,004,116)	(0.57)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$50,750,000	1/21/2016	U.S. Treasury bills, 0.19% * (Amortized cost of $50,742,500)	$50,746,670	14.55%
$232,750,000	2/11/2016	U.S. Treasury bills, 0.125% * (Amortized cost of $232,676,458)	232,722,167	66.74

Total U.S. Government Securities			$283,468,837	81.29%

*	Liquid non-cash held as collateral.

See accompanying notes to financial statements.

CMF Willowbridge Master Fund L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Investment Income:
Interest income	$890,133	$104,359	$17,289

Expenses:
Clearing fees (Note 3c)	937,105	797,136	596,628
Professional fees	73,743	90,479	109,018

Total expenses	1,010,848	887,615	705,646

Net investment loss	(120,715)	(783,256)	(688,357)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	8,218,212	10,455,319	44,341,704
Net change in unrealized gains (losses) on open contracts	1,953,699	(3,802,919)	1,897,446

Total trading results	10,171,911	6,652,400	46,239,150

Net income (loss)	$10,051,196	$5,869,144	$45,550,793

Net income (loss) per Redeemable Unit (Note 7) *	$74.02	$35.41	$557.60

Weighted average Redeemable Units outstanding	136,279.5255	136,528.5397	51,047.4134

*	Represents the change in net asset value per Redeemable Unit during the year before distribution of interest income to feeder fund.

See accompanying notes to financial statements.

CMF Willowbridge Master Fund L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2016, 2015 and 2014

Partners’ Capital
Partners’ Capital, December 31, 2013	$88,383,660
Net income (loss)	45,550,793
Subscriptions of 93,115.5711 Redeemable Units	233,723,547
Redemptions of 21,124.7039 Redeemable Units	(52,100,348)
Distribution of interest income to feeder funds	(17,289)

Partners’ Capital, December 31, 2014	315,540,363
Net income (loss)	5,869,144
Subscriptions of 49,400.9261 Redeemable Units	141,370,634
Redemptions of 39,280.1701 Redeemable Units	(114,041,997)
Distribution of interest income to feeder funds	(38,195)

Partners’ Capital, December 31, 2015	348,699,949
Net income (loss)	10,051,196
Subscriptions of 42,978.4316 Redeemable Units	123,259,803
Redemptions of 31,512.3028 Redeemable Units	(90,363,666)
Distribution of interest income to feeder funds	(148,669)

Partners’ Capital, December 31, 2016	$391,498,613

Net asset value per Redeemable Unit:

2014:	$2,858.02

2015:	$2,893.15

2016:	$2,966.08

See accompanying notes to financial statements.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

1.	Organization:

CMF Willowbridge Master Fund L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of New York on May 11, 2005, to engage in the speculative trading of a diversified portfolio of commodity interests including futures, forward, option and swap contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The General Partner (defined below) may also determine to invest up to all of the Master’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Master may sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”). The Redeemable Units of the Master are used solely for accounting purposes and do not represent units issued legally.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. At December 31, 2016, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB Holdings”). MSSB Holdings was ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. All trading decisions for the Master are made by the Advisor (defined below).

On July 1, 2005, (commencement of trading operations), Diversified Multi-Advisor Futures Fund L.P. (“Diversified”), Diversified Multi-Advisor Futures Fund L.P. II (“Diversified II”), Orion Futures Fund L.P. (“Orion”), Institutional Futures Portfolio L.P. (“Institutional Portfolio”) and Tactical Diversified Futures Fund L.P. (“Tactical Diversified”) each allocated a portion of their capital to the Master. Diversified purchased 12,259.3490 Redeemable Units with cash equal to $11,118,119 and a contribution of open commodity futures and forward contracts with a fair value of $1,141,230. Diversified II purchased 10,980.9796 Redeemable Units with cash equal to $9,895,326 and a contribution of open commodity futures and forward contracts with a fair value of $1,085,654. Orion purchased 33,529.1186 Redeemable Units with cash equal to $29,866,194 and a contribution of open commodity futures and forward contracts with a fair value of $3,662,925. Institutional Portfolio purchased 7,000.0000 Redeemable Units with cash equal to $7,000,000. Tactical Diversified purchased 95,795.8082 Redeemable Units with cash equal to $85,442,868 and a contribution of open commodity futures and forward contracts with a fair value of $10,352,940. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (“Orion Cayman”) purchased 299.0681 Redeemable Units with cash equal to $560,000. On May 31, 2011, Orion redeemed its investment in the Master. This amounted to 51,060.3252 Redeemable Units with cash equal to $97,337,544. On November 30, 2011, Institutional Portfolio redeemed its investment in the Master. This amounted to 2,888.7348 Redeemable Units with cash equal to $5,516,169. On January 1, 2013, Orion Cayman redeemed its investment in the Master. This amounted to 1,063.6847 Redeemable Units with cash equal to $2,223,849. On January 1, 2013, Emerging CTA Portfolio L.P. (“ECTA”) purchased 14,103.3175 Redeemable Units with cash equal to $29,484,307. On December 31, 2013, Diversified redeemed its investment in the Master. This amounted to 2,708.6145 Redeemable Units with cash equal to $6,231,991. On August 1, 2014, Orion purchased, 9,633.9313 Redeemable Units with cash equal to $21,000,000. On December 31, 2014, Diversified II redeemed its investment in the Master. This amounted to 2,661.4545 Redeemable Units with cash equal to $7,606,498. On February 1, 2016, Managed Futures Premier Macro L.P. (“Macro”) purchased 19,436.1885 Redeemable Units with cash equal to $56,358,832. The Master permits commodity pools managed by Willowbridge Associates Inc. (the “Advisor”) using its wPraxis Futures Trading Approach, a proprietary, discretionary trading program, to invest together in one trading vehicle. Prior to January 1, 2013, Willowbridge traded the Master’s assets pursuant to the Argo Trading System.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

During the periods covered by this report, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Master also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A.

At December 31, 2016, the Master operated under a structure where its investors consisted of Tactical Diversified, ECTA, Macro and Orion (each a “Feeder”, and collectively, the “Funds”). Tactical Diversified, ECTA, Macro and Orion owned approximately 9.8%, 1.0%, 12.7% and 76.5% of the Master at December 31, 2016, respectively. Tactical Diversified, ECTA and Orion owned approximately 13.7%, 4.3% and 82.0% of the Master at December 31, 2015, respectively.

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as defined in the limited partnership agreement of the Master (the “Limited Partnership Agreement”).

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Master.

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

b.	Statement of Cash Flows. The Master is not required to provide a Statement of Cash Flows.

c.

Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses.

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of ($526,470) (proceeds of $526,464) and $8 (cost of $8) at December 31, 2016 and 2015, respectively. Willowbridge Master’s margin requirement of $82,435,014 as of December 31, 2015, was met from a combination of 1) U.S. Treasury bills held at MS&Co. and 2) cash margin held at MS&Co. of $67,800,303 as of December 31, 2015.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

d.

Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro-rata among the Funds at the time of such determination.

e.

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses. The General Partner concluded that no provision for income tax is required in the Master’s financial statements. The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

f.

Investment Company Status. Effective January 1, 2014, the Master adopted Accounting Standards Update (“ASU”) 2013-08. “Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Master has been deemed to be an investment company since inception. Accordingly, the Master follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

g.

Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with Accounting Standards Codification (“ASC”) 946, “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

h.

Fair Value of Financial Instruments. The carrying value of the Master’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 825, “Financial Instruments”, approximates the fair value due to the short term nature of such balances.

i.

Recent Accounting Pronouncement. In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Master’s financial statements and related disclosures.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

j.	Reclassification. The amount previously reported as cash overdraft of $14,634,711 as of December 31, 2015 is now included with cash margin in the Statements of Financial Condition.

3.	Agreements:

a.	Limited Partnership Agreement:

The General Partner administers the business and affairs of the Master, including selecting one or more advisors to make trading decisions for the Master.

b.	Management Agreement:

The General Partner, on behalf of the Master, has entered into a management agreement (the “Management Agreement”) with the Advisor, a registered commodity trading advisor. The Advisor is not affiliated with the General Partner or MS&Co. and is not responsible for the organization or operation of the Master. The Management Agreement provides that the Advisor has sole discretion in determining the investment of the assets of the Master. All management fees in connection with the Management Agreement are borne by the Funds. The Management Agreement may be terminated upon notice by either party.

c.	Customer Agreement:

The Master has entered into a customer agreement with MS&Co. (the “Customer Agreement”) and a foreign exchange brokerage account agreement with MS&Co.

Under the Customer Agreement and the foreign exchange brokerage account agreement, the Master will pay MS&Co. trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. All of the Master’s assets available for trading in commodity interests are deposited in the Master’s brokerage account at MS&Co. The Master’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. As of December 31, 2016 and 2015, the amount of cash held by the Master for margin requirements was $22,178,252 and $67,800,303, respectively. The Customer Agreement may generally be terminated upon notice by either party.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

4.	Trading Activities:

The Master was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The results of the Master’s trading activities are shown in the Statements of Income and Expenses.

The Customer Agreement gives the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in the Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet,” have been met.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2016 and 2015 were 10,111 and 3,316, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2016 and 2015 were 509 and 451, respectively. The monthly average number of option contracts traded during the years ended December 31, 2016 and 2015 were 2,060 and 9,477, respectively. The monthly average notional values of currency forward contracts held during the years ended December 31, 2016 and 2015 were $583,696,071 and $463,422,713, respectively.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of December 31, 2016 and 2015, respectively.

December 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged *
Assets
Futures	$2,794,930	$(1,987,613)	$807,317	$-	$-	$807,317
Forwards	5,596,234	(3,711,659)	1,884,575	-	-	1,884,575
Options purchased	3,544,166	-	3,544,166	(3,544,166)	-	-

Total assets	$11,935,330	$(5,699,272)	$6,236,058	$(3,544,166)	$-	$2,691,892

Liabilities
Futures	$(1,987,613)	$1,987,613	$-	$-	$-	$-
Forwards	(3,711,659)	3,711,659	-	-	-	-
Options written	(5,320,026)	-	(5,320,026)	3,544,166	-	(1,775,860)

Total liabilities	$(11,019,298)	$5,699,272	$(5,320,026)	$3,544,166	$-	$(1,775,860)

Net fair value						$916,032	*

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
				Financial Instruments	Cash Collateral Received/ Pledged *
Assets
Futures	$645,713	$(645,713)	$-	$-	$-	$-
Forwards	291,647	(192,566)	99,081	-	-	99,081

Total assets	$937,360	$(838,279)	$99,081	$-	$-	$99,081

Liabilities
Futures	$(1,284,726)	$645,713	$(639,013)	$-	$-	$(639,013)
Forwards	(192,566)	192,566	-	-	-	-
Options written	(2,004,116)	-	(2,004,116)	-	-	(2,004,116)

Total liabilities	$(3,481,408)	$838,279	$(2,643,129)	$-	$-	$(2,643,129)

Net fair value						$(2,544,048)	*

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

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities as of December 31, 2016 and 2015, respectively.

Assets	December 31, 2016
Futures Contracts
Indices	$136,780
Interest Rates U.S.	342,719
Interest Rates Non-U.S.	2,315,431

Total unrealized appreciation on open futures contracts	2,794,930

Liabilities
Futures Contracts
Interest Rates Non-U.S.	(1,987,613)

Total unrealized depreciation on open futures contracts	(1,987,613)

Net unrealized appreciation on open futures contracts	$807,317	*

Assets
Forward Contracts
Currencies	$1,771,201
Metals	3,825,033

Total unrealized appreciation on open forward contracts	5,596,234

Liabilities
Forward Contracts
Currencies	(2,202,643)
Metals	(1,509,016)

Total unrealized depreciation on open forward contracts	(3,711,659)

Net unrealized appreciation on open forward contracts	$1,884,575	**

Assets
Options Purchased
Indices	$3,542,400
Metals	1,766

Total options purchased	$3,544,166	***

Liabilities
Options Written
Energy	$(1,057,620)
Indices	(4,261,950)
Metals	(456)

Total options written	$(5,320,026)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.
****	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

Assets	December 31, 2015
Futures Contracts
Interest Rates Non-U.S.	$645,713

Total unrealized appreciation on open futures contracts	645,713

Liabilities
Futures Contracts
Interest Rates Non-U.S.	(1,284,726)

Total unrealized depreciation on open futures contracts	(1,284,726)

Net unrealized depreciation on open futures contracts	$(639,013)	*

Assets
Forward Contracts
Currencies	$291,647

Total unrealized appreciation on open forward contracts	291,647

Liabilities
Forward Contracts
Currencies	(192,566)

Total unrealized depreciation on open forward contracts	(192,566)

Net unrealized appreciation on open forward contracts	$99,081	**

Liabilities
Options Written
Energy	$(111,360)
Interest Rates Non-U.S.	(1,892,756)

Total options written	$(2,004,116)	***

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options written, at fair value” in the Statements of Financial Condition.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

The following table indicates the trading gains (losses), by market sector, on derivative instruments for the years ended December 31, 2016, 2015 and 2014.

Sector	2016		2015		2014
Currencies	$5,577,013		$9,164,203		$12,261,797
Energy	(6,158,576)		15,140,706		26,063,301
Grains	-		-		(19,275)
Indices	2,428,644		(12,598,814)		(3,189,237)
Interest Rates U.S.	179,828		(10,334,292)		4,417,728
Interest Rates Non-U.S.	4,077,608		7,309,980		7,466,198
Livestock	-		-		(13,380)
Metals	4,067,394		(1,020,294)		(111,426)
Softs	-		(1,009,089)		(636,556)

Total	$10,171,911	*	$6,652,400	*	$46,239,150	*

*	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, option and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2016 and 2015, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. For the years ended December 31, 2016 and 2015, there were no transfers of assets or liabilities between Level 1 and Level 2.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,794,930	$2,794,930	$-	$-
Forwards	5,596,234	3,825,033	1,771,201	-
Options purchased	3,544,166	3,544,166	-
U.S. Treasury bills	223,888,618	-	223,888,618	-

Total assets	$235,823,948	$10,164,129	$225,659,819	$-

Liabilities
Futures	$1,987,613	$1,987,613	$-	$-
Forwards	3,711,659	1,509,016	2,202,643	-
Options written	5,320,026	5,320,026	-	-

Total liabilities	$11,019,298	$8,816,655	$2,202,643	$-

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
Futures	$645,713	$645,713	$-	$-
Forwards	291,647	-	291,647	-
U.S. Treasury bills	283,468,837	-	283,468,837	-

Total assets	$284,406,197	$645,713	$283,760,484	$-

Liabilities
Futures	$1,284,726	$1,284,726	$-	$-
Forwards	192,566	-	192,566	-
Options written	2,004,116	2,004,116	-	-

Total liabilities	$3,481,408	$3,288,842	$192,566	$-

6.	Subscriptions, Distributions and Redemptions:

Subscriptions are accepted monthly from investors who become limited partners on the first day of the month after their subscriptions are processed. Distributions are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date. The General Partner does not intend to make any distributions of the Master’s profits, except for distribution of interest income to feeder funds, as applicable. Generally, a limited partner withdraws all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request for redemption has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner elects to redeem and informs the Master. However, a limited partner may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Per Redeemable Unit Performance (for a unit outstanding throughout the year): *
Net realized and unrealized gains (losses)	$74.91	$41.37	$571.06
Net investment loss	(0.89)	(5.96)	(13.46)

Increase (decrease) for the year	74.02	35.41	557.60
Distribution of interest income to feeder funds	(1.09)	(0.28)	(0.38)
Net asset value per Redeemable Unit, beginning of year	2,893.15	2,858.02	2,300.80

Net asset value per Redeemable Unit, end of year	$2,966.08	$2,893.15	$2,858.02

Ratios to Average Limited Partners’ Capital:
Net investment loss **	(0.0)%	(0.2)%	(0.6)%

Operating expenses	0.3%	0.2%	0.6%

Total return	2.6%	1.2%	24.2%

*

Net investment loss per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Interest income less total expenses

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

8.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include futures, forwards, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange, a swap execution facility or over-the-counter (“OTC”). Exchange-traded instruments include futures and certain standardized forward, swap and option contracts. Certain swap contracts may also be traded on a swap execution facility or OTC. OTC contracts are negotiated between contracting parties and also include certain forward and option contracts. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments, including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates that any given time approximately 1.5% to 98.5% of the Master’s contracts are traded OTC.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

Futures Contracts. The Master trades futures contracts. A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or the delivery quantity is something where physical delivery cannot occur (such as the S&P 500 Index), whereby such contract is settled in cash. Payments (“variation margin”) may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. When the contract is closed, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Net realized gains (losses) and net change in unrealized gains (losses) on futures contracts are included in the Statements of Income and Expenses.

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward foreign exchange rates at the reporting date, is included in the Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Statements of Income and Expenses.

The Master does not isolate that portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

London Metals Exchange Forward Contracts. Metal contracts traded on the London Metals Exchange (“LME”) represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

Options. The Master may purchase and write (sell) both exchange listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked to market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked to market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Statements of Income and Expenses.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

As both a buyer and seller of options, the Master pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Master to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid. Certain written put options permit cash settlement and do not require the option holder to own the reference asset. The Master does not consider these contracts to be guarantees.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as MS&Co., or an MS&CO. affiliate is the sole counterparty or broker with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to control the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to analyze statistically actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

The majority of these instruments mature within one year of the inception date. However, due to the nature of the Master’s business, these instruments may not be held to maturity.

9.	Subsequent Events:

As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of MSSB Holdings. MSD Holdings is ultimately owned by Morgan Stanley.

Effective February 27, 2017, Macro changed its name from Managed Futures Premier Macro L.P. to Ceres Tactical Macro L.P.

On February 28, 2017, ECTA redeemed its investment in the Master. This amounted to 378.6185 Redeemable Units with cash equal to $1,107,381.

The General Partner has evaluated the subsequent events through the date the financial statements are issued and has determined that there were no additional subsequent events requiring adjustment to or disclosure in the financial statements

Selected unaudited quarterly financial data for Willowbridge Master for the years ended December 31, 2016 and 2015 are summarized below:

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total trading results	$28,912,650	$(8,182,932)	$(8,464,297)	$(2,093,510)
Interest income	258,426	240,693	182,498	208,516
Total expenses	(156,616)	(278,763)	(257,387)	(318,082)

Net income (loss)	$29,014,460	$(8,221,002)	$(8,539,186)	$(2,203,076)

Net income (loss) per Redeemable Unit	$211.18	$(60.71)	$(62.04)	$(14.41)

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$(8,481,968)	$28,756,543	$(24,855,443)	$11,233,268
Interest income	62,062	27,624	6,793	7,880
Total expenses	(208,680)	(173,458)	(220,059)	(285,418)

Net income (loss)	$(8,628,586)	$28,610,709	$(25,068,709)	$10,955,730

Net income (loss) per Redeemable Unit	$(66.93)	$199.36	$(186.35)	$89.33

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 1, 2016, the Board of Directors of the General Partner dismissed Deloitte & Touche LLP (“Deloitte”) as the registered public accounting firm for the Partnership, effective as of the close of business on the day the Partnership’s audited financial statements for the 2016 fiscal year end, including this Form 10-K, are filed.

The audit reports of Deloitte on the Partnership’s financial statements as of and for the two most recent fiscal years (ending December 31, 2016 and December 31, 2015) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no disagreements between the Partnership and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter thereof in its report on the financial statements of the Partnership for such periods. During the Partnership’s three most recent fiscal years (ending December 31, 2016, December 31, 2015 and December 31, 2014), there were no “reportable events” (as defined in Regulation S-K Item 304(a)(1)(v)).

On December 1, 2016, the Board of Directors of the General Partner, on behalf of the Partnership, approved the engagement of Ernst & Young LLP (“EY”) as the independent registered public accounting firm for the Partnership. During the Partnership’s fiscal years ending December 31, 2015 and December 31, 2014 and the interim period prior to engaging EY, neither the Partnership, the General Partner, nor anyone on their behalf consulted EY, on behalf of the Partnership, regarding the application of accounting principles to a specified transaction (either completed or proposed), the type of audit opinion that might be rendered on the Partnership’s financial statements, or any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions thereto, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

The report included in “Item 8. Financial Statements and Supplementary Data.” includes the General Partner’s report on internal control over financial reporting (“Management’s Report”).

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Advisor.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), Maureen O’Toole (Director), M. Paul Martin (Director), Feta Zabeli (Director) and Matthew R. Graver (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSD Holdings, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with NFA. Patrick T. Egan, Steven Ross, Maureen O’Toole and Feta Zabeli serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 48, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 45, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 59, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 58, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 57, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 49, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a General Partner fee equal to an annual rate of 1.0% (paid monthly) of the Partnership’s net assets.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security ownership of certain beneficial owners. As of February 28, 2017, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

(b)

Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2016:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Class Z Units	General Partner	1,010.185	57.1%

(c)	Changes in control. None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

(a)	Transactions with related persons. None.

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

Item 14. Principal Accountant Fees and Services.

(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“Deloitte”) for the years ended December 31, 2016 and 2015 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2016        $63,900

2015        $119,200

(2)	Audit-Related Fees. None.

(3)	Tax Fees. The Partnership did not pay Deloitte any amounts in 2016 and 2015 for professional services in connection with tax compliance, tax advice, and tax planning.

(4)	All Other Fees. None.

(5)	Not Applicable.

(6)	Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

Statements of Financial Condition at December 31, 2016 and 2015.

Statements of Income and Expenses for the years ended December 31, 2016, 2015 and 2014.

Statements of Changes in Partners’ Capital for the years ended December 31, 2016, 2015 and 2014.

Notes to Financial Statements.

(2)	Exhibits

3.1	Certificate of Limited Partnership of BHM Discretionary Futures Fund L.P., dated August 23, 2010.†

3.2	Amendment to Certificate of Limited Partnership, dated as of November 30, 2012.Δ

3.3	Certificate of Amendment of Certificate of Limited Partnership of the Partnership, dated as of February 1, 2016.$$

3.4	Fourth Amended and Restated Limited Partnership Agreement of the Partnership, dated as of February 1, 2017.##

3.5	Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement of the Partnership, dated as of February 27, 2017.$$

10.1	Operating Agreement for Morgan Stanley Smith Barney Managed Futures BHM I, LLC, dated March 26, 2007.†

10.2	Amended and Restated Advisory Agreement, dated as of March 1, 2014, among Morgan Stanley Smith Barney BHM I, LLC, Ceres Managed Futures LLC, and Blenheim Capital Management, L.L.C.§

10.3	Form of Subscription and Exchange Agreement and Power of Attorney†

10.4	Foreign Exchange and Options Master Agreement by and among MS&Co., the Trading Companies listed on Exhibit I thereto, and Demeter Management Corporation, dated as of November 28, 2007.†

10.5	Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.†

10.6	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.†

10.7(a)	Subscription Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and the Bank of New York dated July 25, 2007.*

10.7(b)	Fifth Amendment to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC dated as of October 4, 2012.*

10.8	Amended and Restated Commodity Futures Customer Agreement, between MS&Co. and the Funds listed on Appendix A thereto, dated as of November 12, 2013.!

10.9

Amended and Restated Alternative Investment Selling Agent Agreement, dated as of March 3, 2016, by and among the General Partner, Morgan Stanley Wealth Management and the Partnerships listed in Schedule 1 thereto.**

10.10

Amended and Restated Master Services Agreement, effective as of March 15, 2015, by and among SS&C Technologies, Inc., the General Partner and each of the collective investment vehicles listed in Schedule C thereto.$

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

99.1	Morgan Stanley Smith Barney BHM I, LLC (Trading Company in Liquidation) Financial Statements.

101.INS^	XBRL Instance Document.

101.SCH^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Incorporated herein by reference from the Registrant’s Form 10-K filed on February 25, 2011.
Δ	Incorporated herein by reference from the Registrant’s Form 8-K filed on December 5, 2012.
*	Incorporated herein by reference from the Registrant’s Form 10-K filed on March 28, 2013.
!	Incorporated herein by reference from the Registrant’s Form 10-Q filed on November 14, 2013.
§	Incorporated herein by reference from the Registrant’s Form 10-K filed on March 28, 2014.
$	Incorporated herein by reference from the Registrant’s Form 8-K filed on August 6, 2015.
#	Incorporated herein by reference from the Registrant’s Form 8-K filed on November 4, 2015.
**	Incorporated herein by reference from the Registrant’s Form 8-K filed on March 8, 2016.
##	Incorporated herein by reference from the Registrant’s Form 8-K filed on February 17, 2017.
$$	Incorporated herein by reference from the Registrant’s Form 8-K filed on March 3, 2017.
^	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CERES TACTICAL MACRO L.P. (formerly, MANAGED FUTURES PREMIER MACRO L.P.)

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: March 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole
President and Director	Director	Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Date: March 28, 2017	Date: March 28, 2017	Date: March 28, 2017

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver
Chief Financial Officer and Director	Director	Director
(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC
Ceres Managed Futures LLC	Date: March 28, 2017	Date: March 28, 2017
Date: March 28, 2017

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners.

No proxy material has been sent to Limited Partners.