Form 10-Q
period 2017-03-31
Ceres Tactical Macro L.P.
filed 2017-05-11
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated	Accelerated filer	Non-accelerated filer X
Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No X

As of April 30, 2017, 81,691.218 Limited Partnership Units Class A were outstanding, 15.414 Limited Partnership Units Class D were outstanding and 551.176 Limited Partnership Units Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Macro L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Investment in the Master(1), at fair value	$43,051,993	$49,833,558
Expense reimbursement	724	763
Cash at bank	994	994

Total assets	$43,053,711	$49,835,315

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Management fees	$54,152	$62,377
Redemptions payable to Limited Partners	1,094,456	1,392,700

Total liabilities	1,148,608	1,455,077

Partners’ Capital:
General Partner, Class Z, 1,010.185 Units outstanding at March 31, 2017 and December 31, 2016	549,327	562,712
Limited Partners, Class A, 84,482.100 and 94,781.707 Units outstanding at March 31, 2017 and December 31, 2016, respectively	41,025,466	47,386,996
Limited Partners, Class D, 15.414 Units outstanding at March 31, 2017 and December 31, 2016	7,533	7,731
Limited Partners, Class Z, 593.569 and 759.012 Units outstanding at March 31, 2017 and December 31, 2016, respectively	322,777	422,799

Total partners’ capital (net asset value)	41,905,103	48,380,238

Total liabilities and partners’ capital	$43,053,711	$49,835,315

Net asset value per Unit:
Class A	$485.61	$499.96

Class D	$488.69	$501.54

Class Z	$543.79	$557.04

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Statements of Income and Expenses

(Unaudited)

	Three Month Ended March 31,
	2017	2016
Investment Income:
Interest income allocated from the Master	$44,855	$22,884

Expenses:
Expenses allocated from the Master	31,426	187,915
Management fees	173,036	138,007
Ongoing placement agent fees	226,099	292,159
General Partner fees	115,356	148,940
Professional fees	50,896	67,376

Total expenses	596,813	834,397
Expenses borne by the General Partner	(24,114)	(32,029)

Net expenses	572,699	802,368

Net investment loss	(527,844)	(779,484)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(369,886)	(6,362,032)
Net change in unrealized gains (losses) on open contracts allocated from the Master	(426,760)	221,672

Total trading results	(796,646)	(6,140,360)

Net income (loss)	$(1,324,490)	$(6,919,844)

Net income (loss) allocation by Class:
Class A	$(1,302,959)	$(6,787,820)

Class D	$(198)	$(859)

Class Z	$(21,333)	$(131,165)

Net asset value per Unit:
Class A	$485.61	$502.69

Class D	$488.69	$499.58

Class Z	$543.79	$551.74

Net income (loss) per Unit: *
Class A	$(14.35)	$(57.91)

Class D	$(12.85)	$(55.75)

Class Z	$(13.25)	$(60.39)

Weighted average Units outstanding:
Class A	91,137.861	110,488.143

Class D	15.414	15.414

Class Z	1,658.902	1,966.231

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2016	$47,386,996	94,781.707	$7,731	15.414	$985,511	1,769.197	$48,380,238	96,566.318
Subscriptions - Limited Partners	63,773	129.251	-	-	-	-	63,773	129.251
Net income (loss)	(1,302,959)	-	(198)	-	(21,333)	-	(1,324,490)	-
Redemptions - Limited Partners	(5,122,344)	(10,428.858)	-	-	(92,074)	(165.443)	(5,214,418)	(10,594.301)

Partners’ Capital, March 31, 2017	$41,025,466	84,482.100	$7,533	15.414	$872,104	1,603.754	$41,905,103	86,101.268

Partners’ Capital, December 31, 2015	$66,343,350	118,342.550	$8,560	15.414	$1,395,762	2,280.177	$67,747,672	120,638.141
Subscriptions - Limited Partners	575,008	1,025.701	-	-	-	-	575,008	1,025.701
Net income (loss)	(6,787,820)	-	(859)	-	(131,165)	-	(6,919,844)	-
Redemptions - Limited Partners	(8,664,080)	(16,985.385)	-	-	(86,068)	(154.153)	(8,750,148)	(17,139.538)
Redemptions - General Partner	-	-	-	-	(355,064)	(633.533)	(355,064)	(633.533)

Partners’ Capital, March 31, 2016	$51,466,458	102,382.866	$7,701	15.414	$823,465	1,492.491	$52,297,624	103,890.771

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Tactical Macro L.P. (formerly, Managed Futures Premier Macro L.P. and prior to January 31, 2016, Managed Futures Premier BHM L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of Delaware on August 23, 2010, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, metals and softs. The Partnership commenced trading on November 1, 2010. The commodity interests that are indirectly traded by the Partnership, through its investment in the Master (as defined below), are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is authorized to sell an unlimited number of units of limited partnership interest (“Units”) on a continuous basis.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. All trading decisions for the Partnership are made by Willowbridge Associates Inc. (“Willowbridge” or the “Advisor”).

Effective February 27, 2017, the Partnership changed its name from Managed Futures Premier Macro L.P. to Ceres Tactical Macro L.P.

During the reporting periods ended March 31, 2017 and 2016, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A.

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

Prior to January 31, 2016, all trading decisions for the Partnership were made by Blenheim Capital Management L.L.C. (“Blenheim”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, discretionary trading program. Effective February 1, 2016, all trading decisions for the Partnership are made by Willowbridge using Willowbridge’s wPraxis Futures Trading Approach, a proprietary discretionary trading program. Blenheim was terminated as Advisor to the Partnership as of January 31, 2016, and the Partnership redeemed its entire investment in BHM Master for cash equal to $62,206,339. References herein to the “Advisor” may include, as relevant, Blenheim.

Generally, a limited partner in the Master may withdraw all or part of its capital contribution and undistributed profits, if any, from the Master as of the end of any month (the “Redemption Date”) after a request has been made to the General Partner at least three days in advance of the Redemption Date. Such withdrawals are classified as a liability when the limited partner in the Master elects to redeem and informs the Master. However, a limited partner in the Master may request a withdrawal as of the end of any day if such request is received by the General Partner at least three days in advance of the proposed withdrawal day.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2017.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

On February 1, 2011, the Units offered pursuant to the Partnership’s limited partnership agreement, as amended from time to time (the “Limited Partnership Agreement”), were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. In addition, beginning on February 1, 2011, Class D Units were offered. Beginning August 1, 2011, Class Z Units were offered to certain employees of Morgan Stanley Smith Barney LLC and its affiliates (and their family members). Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a limited partner of the Partnership (each, a “Limited Partner” or collectively, the “Limited Partners”) receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

At March 31, 2017 and December 31, 2016, the Partnership owned approximately 11.5% and 12.7%, respectively, of Willowbridge Master. The Partnership intends to continue to invest substantially all of its assets in Willowbridge Master. The performance of the Partnership is directly affected by the performance of Willowbridge Master and prior to January 31, 2016, was directly affected by the performance of BHM Master.

Willowbridge Master’s trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. Willowbridge Master engages in such trading through a commodity brokerage account maintained with MS&Co. Willowbridge Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

The Master has entered into a futures brokerage account agreement and a foreign exchange brokerage account agreement with MS&Co. The Partnership has also entered into a futures brokerage account agreement with MS&Co. The Partnership, through its investment in the Master, pays MS&Co. (or will reimburse MS&Co., if previously paid) its allocable share of all trading fees for the clearing and, where applicable, the execution of transactions as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”).

The Partnership has entered into a selling agent agreement with Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) (the “Selling Agreement”). Under the Selling Agreement, the Partnership pays Morgan Stanley Wealth Management a monthly placement agent fee. This monthly placement agent fee is equal to (i) 2.0% per year of the net assets of Class A of the Partnership as of the first day of each month and (ii) 0.75% per year of the net assets of Class D of the Partnership as of the first day of each month. Class Z is currently not subject to ongoing placement agent fees. Morgan Stanley Wealth Management currently serves as the placement agent to the Partnership (the “Placement Agent”). The Placement Agent will pay a portion of the ongoing placement agent fees it receives from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the limited partner.

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

2.	Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2017, and the results of its operations and changes in partners’ capital for the three months ended March 31, 2017, and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

Use of Estimates. The preparation of financial statements and accompanying notes in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. As a result, actual results could differ from these estimates, and those differences could be material.

Profit Allocation. The General Partner and each Limited Partner of the Partnership share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment. The Partnership carries its investment in Willowbridge Master based on Willowbridge Master’s net asset value per Unit as calculated by Willowbridge Master. The Partnership carried its investment in BHM Master based on the Partnership’s (1) net contribution to BHM Master and (2) its allocated share of the undistributed profits and losses, including realized gains (losses) and net change in unrealized gains (losses), of BHM Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5, “Fair Value Measurements.”

Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital. The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of ($591,678) (proceeds of $591,957) and ($526,470) (proceeds of $526,464) at March 31, 2017 and December 31, 2016, respectively.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

Income Taxes. Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

Net Income (Loss) per Unit. Net income (loss) per Unit for each Class is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 3, “Financial Highlights.”

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2017 and December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2017 and 2016, are presented below:

CMF Willowbridge Master L.P.

Statements of Financial Condition

(Unaudited)

	March 31, 2017	December 31, 2016
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost of $0 and $223,796,458 at March 31, 2017 and December 31, 2016, respectively)	$-	$223,888,618
Cash at MS&Co.	360,225,423	144,543,700
Cash margin	19,342,957	22,178,252
Net unrealized appreciation on open futures contracts	-	807,317
Net unrealized appreciation on open forward contracts	-	1,884,575
Options purchased, at fair value (cost $3,935,863 and $3,892,637 at March 31, 2017 and December 31, 2016, respectively)	2,883,200	3,544,166

Total equity in trading account	382,451,580	396,846,628
Cash at bank	1,022	217

Total assets	$382,452,602	$396,846,845

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$325,480	$-
Net unrealized depreciation on open forward contracts	1,980,048	-
Options written, at fair value (premiums received $7,911,995 and $5,282,576 at March 31, 2017 and December 31, 2016, respectively)	5,744,918	5,320,026
Accrued expenses:
Professional fees	45,206	28,206

Total liabilities	8,095,652	5,348,232

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at March 31, 2017 and December 31, 2016	-	-
Limited Partners, 128,497.5657 and 131,992.0046 Redeemable Units outstanding at March 31, 2017 and December 31, 2016, respectively	374,356,950	391,498,613

Total partners’ capital (net asset value)	374,356,950	391,498,613

Total liabilities and partners’ capital	$382,452,602	$396,846,845

Net asset value per Redeemable Unit	$2,913.34	$2,966.08

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Condensed Schedule of Investments

March 31, 2017

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates U.S.	618	$110,687	0.03%

Total futures contracts purchased		110,687	0.03

Futures Contracts Sold
Energy	148	(431,405)	(0.12)
Interest Rates Non-U.S.	56	(4,762)	(0.00) *

Total futures contracts sold		(436,167)	(0.12)

Net unrealized depreciation on open futures contracts		$(325,480)	(0.09)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$71,155,151	$1,621,830	0.43%
Metals	302	908,283	0.24

Total unrealized appreciation on open forward contracts		2,530,113	0.67

Unrealized Depreciation on Open Forward Contracts
Currencies	$192,262,441	(2,295,407)	(0.61)
Metals	762	(2,214,754)	(0.59)

Total unrealized depreciation on open forward contracts		(4,510,161)	(1.20)

Net unrealized depreciation on open forward contracts		$(1,980,048)	(0.53)%

Options Purchased
Puts
Indices	1,403	$2,883,200	0.77%

Total options purchased (cost $3,935,863)		$2,883,200	0.77%

Options Written
Calls
Energy	296	$(483,960)	(0.13)%
Interest Rates U.S.	618	(1,583,625)	(0.42)
Puts
Energy	148	(213,120)	(0.06)
Indices	2,809	(2,402,025)	(0.64)
Interest Rates U.S.	618	(1,062,188)	(0.28)

Total options written (premiums received $7,911,995)		$(5,744,918)	(1.53)%

*	Due to rounding.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates U.S.	543	$342,719	0.09%
Interest Rates Non-U.S.	1,659	(1,782,488)	(0.46)

Total futures contracts purchased		(1,439,769)	(0.37)

Futures Contracts Sold
Indices	443	136,780	0.03
Interest Rates Non-U.S.	1,552	2,110,306	0.55

Total futures contracts sold		2,247,086	0.58

Net unrealized appreciation on open futures contracts		$807,317	0.21%

Unrealized Appreciation on Open Forward Contracts
Currencies	$212,149,063	$1,771,201	0.45%
Metals	613	3,825,033	0.98

Total unrealized appreciation on open forward contracts		5,596,234	1.43

Unrealized Depreciation on Open Forward Contracts
Currencies	$282,478,026	(2,202,643)	(0.56)
Metals	613	(1,509,016)	(0.39)

Total unrealized depreciation on open forward contracts		(3,711,659)	(0.95)

Net unrealized appreciation on open forward contracts		$1,884,575	0.48%

Options Purchased
Calls
Metals	380	$1,413	0.01%
Puts
Indices	1,107	3,542,400	0.90
Metals	294	353	0.00 **

Total options purchased (cost $3,892,637)		$3,544,166	0.91%

Options Written
Calls
Energy	860	$(1,057,620)	(0.27)%
Puts
Indices	2,214	(4,261,950)	(1.09)
Metals	380	(456)	(0.00) **

Total options written (premiums received $5,282,576)		$(5,320,026)	(1.36)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 175,000,000	2/09/2017	U.S. Treasury bills, 0.43% * (Amortized cost of $174,841,139)	$174,914,797	44.68%
$ 30,000,000	1/19/2017	U.S. Treasury bills, 0.365% * (Amortized cost of $29,980,533)	29,993,375	7.66
$ 19,000,000	3/16/2017	U.S. Treasury bills, 0.525% * (Amortized cost of $18,974,786)	18,980,446	4.85

Total U.S. Government Securities			$223,888,618	57.19%

*	Liquid non-cash held as collateral.
**	Due to rounding.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Investment Income:
Interest income	$462,598	$208,516

Expenses:
Clearing fees	248,489	297,559
Professional fees	17,197	20,523

Total expenses	265,686	318,082

Net investment income (loss)	196,912	(109,566)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(3,141,113)	(2,670,362)
Net change in unrealized gains (losses) on open contracts	(3,496,800)	576,852

Total trading results	(6,637,913)	(2,093,510)

Net income (loss)	(6,441,001)	(2,203,076)
Subscriptions - Limited Partners	8,251,061	71,836,799
Redemptions - Limited Partners	(18,600,508)	(9,513,726)
Distribution of interest income to feeder funds	(351,215)	(34,328)

Net increase (decrease) in Partners’ Capital	(17,141,663)	60,085,669
Partners’ Capital, beginning of period	391,498,613	348,699,949

Partners’ Capital, end of period	$374,356,950	$408,785,618

Net asset value per Redeemable Unit (128,497.5657 and 142,014.3738 Redeemable Units outstanding at March 31, 2017 and 2016, respectively)	$2,913.34	$2,878.48

Net income (loss) per Redeemable Unit *	$(50.04)	$(14.41)

Weighted average Redeemable Units outstanding	130,160.4541	135,735.8999

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder fund.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the Limited Partner Classes as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(8.62)	$(8.63)	$(9.63)	$(50.99)	$(50.55)	$(55.71)
Net investment loss	(5.73)	(4.22)	(3.62)	(6.92)	(5.20)	(4.68)

Increase (decrease) for the period	(14.35)	(12.85)	(13.25)	(57.91)	(55.75)	(60.39)
Net asset value per Unit, beginning of period	499.96	501.54	557.04	560.60	555.33	612.13

Net asset value per Unit, end of period	$485.61	$488.69	$543.79	$502.69	$499.58	$551.74

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.8)%	(3.4)%	(2.6)%	(5.5)%	(4.0)%	(3.7)%

Operating expenses before expenses borne by the General Partner and incentive fees	5.4%	4.1%	3.2%	5.9%	4.4%	4.1%
Expenses borne by the General Partner	(0.1)%	(0.1)%	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Incentive fees	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.3%	4.0%	3.1%	5.8%	4.3%	4.0%

Total return:
Total return before incentive fees	(2.9)%	(2.6)%	(2.4)%	(10.3)%	(10.0)%	(9.9)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(2.9)%	(2.6)%	(2.4)%	(10.3)%	(10.0)%	(9.9)%

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of Willowbridge Master:

Financial highlights for the Limited Partner class as a whole for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(51.55)	$(13.57)
Net investment income (loss)	1.51	(0.84)

Increase (decrease) for the period	(50.04)	(14.41)
Distribution of interest income to feeder funds	(2.70)	(0.26)
Net asset value per Redeemable Unit, beginning of period	2,966.08	2,893.15

Net asset value per Redeemable Unit, end of period	$2,913.34	$2,878.48

	Three Months Ended March 31,
	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	0.2%	(0.1)%

Operating expenses	0.3%	0.3%

Total return	(1.7)%	(0.5)%

*

Net investment income (loss) per Redeemable Unit is calculated by dividing the expenses net of interest income by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Annualized.

***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average partners’ capital.

4.	Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity interests. The Partnership invests substantially all of its assets through a “master/feeder” structure. The Partnership’s pro-rata share of the results of the Master’s trading activities is shown in the Partnership’s Statements of Income and Expenses.

The futures brokerage account agreements with MS&Co. give the Partnership and the Master the legal right to net unrealized gains and losses on open futures and forward contracts. The Master nets, for financial reporting purposes, the unrealized gains and losses on open futures and forward contracts in its Statements of Financial Condition as the criteria under ASC 210-20, “Balance Sheet” have been met.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

Trading and transactions fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master. All clearing fees paid to MS&Co. are borne by the Master and allocated to the Master’s Limited Partners, including the Partnership.

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended March 31, 2017 and 2016 were 1,363 and 3,639, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended March 31, 2017 and 2016 were 952 and 0, respectively. The monthly average number of option contracts traded by the Master during the three months ended March 31, 2017 and 2016 were 6,451 and 3,840, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended March 31, 2017 and 2016 were $866,219,007 and $825,565,766, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2017 and December 31, 2016, respectively.

		Gross Amounts Offset in the	Amounts Presented in	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2017	Gross Amounts Recognized	Statements of Financial Condition	the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$194,774	$(194,774)	$-	$-	$-	$-
Forwards	2,530,113	(2,530,113)	-	-	-	-
Options purchased	2,883,200	-	2,883,200	(2,883,200)	-	-

Total assets	$5,608,087	$(2,724,887)	$2,883,200	$(2,883,200)	$-	$-

Liabilities
Futures	$(520,254)	$194,774	$(325,480)	$-	$-	$(325,480)
Forwards	(4,510,161)	2,530,113	(1,980,048)	-	-	(1,980,048)
Options written	(5,744,918)	-	(5,744,918)	2,883,200	-	(2,861,718)

Total liabilities	$(10,775,333)	$2,724,887	$(8,050,446)	$2,883,200	$-	$(5,167,246)

Net fair value						$(5,167,246)	*

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the	Amounts Presented in	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized	Statements of Financial Condition	the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
Futures	$2,794,930	$(1,987,613)	$807,317	$-	$-	$807,317
Forwards	5,596,234	(3,711,659)	1,884,575	-	-	1,884,575
Options purchased	3,544,166	-	3,544,166	(3,544,166)	-	-

Total assets	$11,935,330	$(5,699,272)	$6,236,058	$(3,544,166)	$-	$2,691,892

Liabilities
Futures	$(1,987,613)	$1,987,613	$-	$-	$-	$-
Forwards	(3,711,659)	3,711,659	-	-	-	-
Options written	(5,320,026)	-	(5,320,026)	3,544,166	-	(1,775,860)

Total liabilities	$(11,019,298)	$5,699,272	$(5,320,026)	$3,544,166	$-	$(1,775,860)

Net fair value						$916,032	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s non-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities as of March 31, 2017 and December 31, 2016, respectively.

Assets	March 31, 2017
Futures Contracts
Interest Rates U.S.	$194,593
Interest Rates Non-U.S.	181

Total unrealized appreciation on open futures contracts	194,774

Liabilities
Futures Contracts
Energy	(431,405)
Interest Rates U.S.	(83,906)
Interest Rates Non-U.S.	(4,943)

Total unrealized depreciation on open futures contracts	(520,254)

Net unrealized depreciation on open futures contracts	$(325,480)	*

Assets
Forward Contracts
Currencies	$1,621,830
Metals	908,283

Total unrealized appreciation on open forward contracts	2,530,113

Liabilities
Forward Contracts
Currencies	(2,295,407)
Metals	(2,214,754)

Total unrealized depreciation on open forward contracts	(4,510,161)

Net unrealized depreciation on open forward contracts	$(1,980,048)	**

Assets
Options Purchased
Indices	$2,883,200

Total options purchased	$2,883,200	***

Liabilities
Options Written
Energy	$(697,080)
Indices	(2,402,025)
Interest Rates U.S.	(2,645,813)

Total options written	$(5,744,918)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.

****	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2016
Futures Contracts
Indices	$136,780
Interest Rates U.S.	342,719
Interest Rates Non-U.S.	2,315,431

Total unrealized appreciation on open futures contracts	2,794,930

Liabilities
Futures Contracts
Interest Rates Non-U.S.	(1,987,613)

Total unrealized depreciation on open futures contracts	(1,987,613)

Net unrealized appreciation on open futures contracts	$807,317	*

Assets
Forward Contracts
Currencies	$1,771,201
Metals	3,825,033

Total unrealized appreciation on open forward contracts	5,596,234

Liabilities
Forward Contracts
Currencies	(2,202,643)
Metals	(1,509,016)

Total unrealized depreciation on open forward contracts	(3,711,659)

Net unrealized appreciation on open forward contracts	$1,884,575	**

Assets
Options Purchased
Indices	$3,542,400
Metals	1,766

Total options purchased	$3,544,166	***

Liabilities
Options Written
Energy	$(1,057,620)
Indices	(4,261,950)
Metals	(456)

Total options written	$(5,320,026)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized appreciation on open forward contracts” in the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.

****	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
Sector	2017		2016
Currencies	$(2,805,518)		$(2,252,233)
Energy	1,089,163		(3,869,100)
Indices	(3,426,077)		80,681
Interest Rates U.S.	(215,555)		3,571,225
Interest Rates Non-U.S.	27,855		137,050
Metals	(1,307,781)		238,867

Total	$(6,637,913)	*	$(2,093,510)	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, option and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2017 and December 31, 2016 and for the periods ended March 31, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$194,774	$194,774	$-	$-
Forwards	2,530,113	908,283	1,621,830	-
Options purchased	2,883,200	2,883,200	-	-

Total assets	$5,608,087	$3,986,257	$1,621,830	$-

Liabilities
Futures	$520,254	$520,254	$-	$-
Forwards	4,510,161	2,214,754	2,295,407	-
Options written	5,744,918	5,744,918	-	-

Total liabilities	$10,775,333	$8,479,926	$2,295,407	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,794,930	$2,794,930	$-	$-
Forwards	5,596,234	3,825,033	1,771,201	-
Options purchased	3,544,166	3,544,166	-	-
U.S. Treasury bills	223,888,618	-	223,888,618	-

Total assets	$235,823,948	$10,164,129	$225,659,819	$-

Liabilities
Futures	$1,987,613	$1,987,613	$-	$-
Forwards	3,711,659	1,509,016	2,202,643	-
Options written	5,320,026	5,320,026	-	-

Total liabilities	$11,019,298	$8,816,655	$2,202,643	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 15.9% to 60.7% of the Master’s contracts are traded OTC.

Ceres Tactical Macro L.P.

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward foreign exchange rates at the reporting date, is included in the Master’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Master’s Statements of Income and Expenses.

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Partnership/Master are exposed to market risk equal to the value of futures and forward contracts held and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk as MS&Co. or an MS&Co. affiliate is the sole counterparty or broker with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

In the ordinary course of business, the Master enters into contracts and agreements that contain various representations and warranties and which provide general indemnifications. The Master’s maximum exposure under these arrangements cannot be determined, as this could include future claims that have not yet been made against the Master. The Master considers the risk of any future obligation relating to these indemnifications to be remote.

7.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, expense reimbursement and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of cash at MS&Co., cash margin, cash at bank, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2017.

The Master’s investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or option contract has increased or decreased by an amount equal to the daily limit, positions in that futures or option contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Master from promptly liquidating its futures or option contracts and result in restrictions on redemptions.

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Master from trading in potentially profitable markets or prevent the Master from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. treasury bills and money market mutual fund securities, the Partnership knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions, as increased or decreased by income or (losses) from its investment in the Master, expenses, interest income, subscriptions and redemptions of Units and distributions of profits, if any.

For the three months ended March 31, 2017, the Partnership’s capital decreased 13.4% from $48,380,238 to $41,905,103. This decrease was attributable to the redemptions of 10,428.858 Class A Limited Partner Units totaling $5,122,344 and redemptions of 165.443 Class Z Limited Partner Units totaling $92,074, coupled with a net loss of $1,324,490, which was partially offset by subscriptions of 129.251 Class A Limited Partner Units totaling $63,773. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

For the three months ended March 31, 2017, the Master’s capital decreased 4.4% from $391,498,613 to $374,356,950. This decrease was attributable to redemptions totaling $18,600,508 and distributions of interest income to feeder funds totaling $351,215, coupled with a net loss of $6,441,001, which was partially offset by subscriptions of $8,251,061. Future redemptions can impact the amount of funds available for investment in commodity positions in subsequent periods.

Other than as discussed above, there are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

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

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s first quarter of 2017, the net asset value per Unit for Class A decreased 2.9% from $499.96 to $485.61 as compared to a decrease of 10.3% in the first quarter of 2016. During the Partnership’s first quarter of 2017, the net asset value per Unit for Class D decreased 2.6% from $501.54 to $488.69 as compared to a decrease of 10.0% in the first quarter of 2016. During the Partnership’s first quarter of 2017, the net asset value per Unit for Class Z decreased 2.4% from $557.04 to $543.79 as compared to a decrease of 9.9% in the first quarter of 2016. The Partnership, through its investment in the Master, experienced a net trading loss in the first quarter of 2017 of $796,646. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, indices, U.S. interest rates and metals and were partially offset by gains in energy and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading loss in the first quarter of 2016 of $6,140,360. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, U.S. interest rates, metals and softs and were partially offset by gains in non-U.S. interest rates and indices.

The most significant losses were incurred within the global stock index sector during January and February from short positions in U.S. equity index futures as prices moved higher as rallying commodity prices and expectations of fiscal stimulus from the new U.S. Presidential Administration buoyed prices. Within the currency markets, losses were recorded during February from long positions in the British pound and Swiss franc versus the U.S. dollar as the relative value of the dollar advanced as increasingly hawkish comments from U.S. Federal Reserve Bank officials regarding potential interest rate increases moved the dollar higher. Losses within the metals markets were primarily experienced during February from long positions in copper futures as prices moved lower as growing global stockpiles offset the risk of potential mining disruptions in South America. Within the global interest rate sector, losses were incurred during March from long positions in U.S. fixed income futures as prices declined amid uncertainty surrounding future actions of the U.S. Federal Reserve bank. A portion of the Partnership’s losses was offset by gains achieved within the energy markets during January from short positions in crude oil futures as prices declined sharply during the first half of the month as crude oil inventories vastly outpaced analysts’ predictions in December.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership (and the Master) depends on the Advisor’s ability to forecast price changes in energy and energy-related commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership and the Master expect to increase capital through operations.

Interest income on 80% of the Partnership’s average daily equity maintained in cash allocated to it by Willowbridge Master was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill rate less 0.15% during such month. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three months ended March 31, 2017 increased by $21,971 as compared to the corresponding period in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2017 as compared to the corresponding period in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing placement agent fees are calculated on a monthly basis as a percentage of the net assets of the Partnership as of the beginning of each month. The ongoing placement agent fees for the three months ended March 31, 2017 decreased by $66,060 as compared to the corresponding period in 2016. The decrease in ongoing placement agent fees is primarily due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Management fees were borne by Blenheim Master, prior to its termination effective January 31, 2016. Effective February 1, 2016, management fees began to be charged on the Partnership level based on the net assets of the Partnership as of the first day of each month. Accordingly, they must be analyzed in relation to the fluctuations in monthly beginning net asset values. Management fees for the three months ended March 31, 2017 increased $35,029 as compared to the corresponding period in 2016. The increase in management fees is due to the management fees being borne by Blenheim Master from January 1, 2016 to January 31, 2016, as described above.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. General Partner fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. General Partner fees for the three months ended March 31, 2017 decreased by $33,584 as compared to the corresponding period in 2016. The decrease in General Partner fees is due to lower average net assets during the three months ended March 31, 2017 as compared to the corresponding period in 2016.

Incentive fees were borne by BHM Master, prior to its termination effective January 31, 2016. Effective February 1, 2016, incentive fees began to be charged on the Partnership level. Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three months ended March 31, 2017 and 2016. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

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

Quantifying the Master’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Master accounts for open positions on the basis of fair value accounting principles. Any loss in the market value of the Master’s open positions are directly reflected in the Master’s earnings and cash flow.

The Master’s risk exposure in the market sectors traded by the Advisor is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Advisor in their daily risk management activities.

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

Exchange margin requirements have been used by the Partnership and the Master as the measure of its Value at Risk. Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day interval. The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended March 31, 2017 and during the twelve months ended December 31, 2016. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of March 31, 2017, Willowbridge Master’s total capitalization was $374,356,950 and the Partnership owned approximately 11.5% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2017 was as follows:

March 31, 2017

			Three Months Ended March 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$6,696,312	1.79%	$19,283,789	$3,531,563	$10,808,948
Energy	2,466,524	0.66	8,223,690	-	3,411,635
Indices	1,334,049	0.36	9,945,997	490,209	2,845,913
Interest Rates U.S.	10,076,057	2.69	13,534,170	153,995	5,408,693
Interest Rates Non-U.S.	332,105	0.09	5,063,944	325,291	691,268

Total	$20,905,047	5.59%

*	Average of month-end Values at Risk.

As of December 31, 2016, Willowbridge Master’s total capitalization was $391,498,613, and the Partnership owned approximately 12.7% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2016 was as follows:

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$7,479,249	1.91%	$79,559,952	$147,470	$26,078,802
Energy	4,703,756	1.20	12,259,443	-	2,270,260
Indices	8,069,535	2.06	11,808,296	-	2,983,129
Interest Rates U.S.	1,170,235	0.30	22,748,409	-	4,116,353
Interest Rates Non-U.S.	2,194,981	0.56	4,206,401	-	1,168,020
Metals	319,854	0.08	4,745,455	-	841,842

Total	$23,937,610	6.11%

*	Annual average of daily Values at Risk.

Item 4.  Controls and Procedures.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $242 million, and the certificates had incurred actual losses of approximately $86 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $242 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2017, there were subscriptions of 129.251 Units of Class A totaling $63,773.

The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures, swap, option and forward contracts, and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased *	Class A (b) Average Price Paid per Unit **	Class Z (a) Total Number of Units Purchased *	Class Z (b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	2,985.716	$498.67	165.443	$556.53	N/A	N/A
February 1, 2017 - February 28, 2017	5,189.366	$489.27	N/A	N/A	N/A	N/A
March 1, 2017 - March 31, 2017	2,253.776	$485.61	N/A	N/A	N/A	N/A
	10,428.858	$491.17	165.443	$556.53

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

Item 3.  Defaults Upon Senior Securities. — None.

Item 4.  Mine Safety Disclosures. — Not Applicable.

Item 5.  Other Information. — None.

Item 6.  Exhibits.

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

Notes to Exhibits List

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERES TACTICAL MACRO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 11, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 11, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.