Form 10-Q
period 2017-06-30
Ceres Tactical Macro L.P.
filed 2017-08-10
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	Accelerated filer	Non-accelerated filer X
Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No X

As of July 31, 2017, 75,691.236 Limited Partnership Units Class A were outstanding, 15.414 Limited Partnership Units Class D were outstanding and 551.176 Limited Partnership Units Class Z were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Macro L.P.

Statements of Financial Condition

	June 30, 2017 (Unaudited)	December 31, 2016
Assets:
Investment in the Master (1), at fair value	$39,366,818	$49,833,558
Expense reimbursement	652	763
Cash at bank	994	994

Total assets	$39,368,464	$49,835,315

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Management fees	$48,620	$62,377
Redemptions payable to General Partner	90,000	-
Redemptions payable to Limited Partners	1,013,773	1,392,700

Total liabilities	1,152,393	1,455,077

Partners’ Capital:
General Partner, Class Z, 752.208 and 1,010.185 Units outstanding at June 30, 2017 and December 31, 2016, respectively	410,037	562,712
Limited Partners, Class A, 77,417.174 and 94,781.707 Units outstanding at June 30, 2017 and December 31, 2016, respectively	37,498,045	47,386,996
Limited Partners, Class D, 15.414 Units outstanding at June 30, 2017 and December 31, 2016	7,537	7,731
Limited Partners, Class Z, 551.176 and 759.012 Units outstanding at June 30, 2017 and December 31, 2016, respectively	300,452	422,799

Total partners’ capital (net asset value)	38,216,071	48,380,238

Total liabilities and partners’ capital	$39,368,464	$49,835,315

Net asset value per Unit:
Class A	$484.36	$499.96

Class D	$488.96	$501.54

Class Z	$545.11	$557.04

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income allocated from the Master	$58,048	$21,255	$102,903	$44,139

Expenses:
Expenses allocated from the Master	30,359	35,025	61,785	222,940
Management fees	151,521	202,166	324,557	340,173
Ongoing placement agent fees	197,820	264,934	423,919	557,093
General Partner fees	101,014	134,777	216,370	283,717
Professional fees	48,889	65,446	99,785	132,822

Total expenses	529,603	702,348	1,126,416	1,536,745
Expenses borne by the General Partner	(25,457)	(34,543)	(49,571)	(66,572)

Net expenses	504,146	667,805	1,076,845	1,470,173

Net investment loss	(446,098)	(646,550)	(973,942)	(1,426,034)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(628,263)	(915,736)	(998,149)	(7,348,546)
Net change in unrealized gains (losses) on open contracts allocated from the Master	958,725	(239,832)	531,965	52,618

Total trading results	330,462	(1,155,568)	(466,184)	(7,295,928)

Net income (loss)	$(115,636)	$(1,802,118)	$(1,440,126)	$(8,721,962)

Net income (loss) allocation by Class:
Class A	$(117,052)	$(1,775,647)	$(1,420,011)	$(8,563,467)

Class D	$4	$(232)	$(194)	$(1,092)

Class Z	$1,412	$(26,239)	$(19,921)	$(157,403)

Net asset value per Unit:
Class A	$484.36	$486.01	$484.36	$486.01

Class D	$488.96	$484.53	$488.96	$484.53

Class Z	$545.11	$536.14	$545.11	$536.14

Net income (loss) per Unit: *
Class A	$(1.25)	$(16.68)	$(15.60)	$(74.59)

Class D	$0.27	$(15.05)	$(12.58)	$(70.80)

Class Z	$1.32	$(15.60)	$(11.93)	$(75.99)

Weighted average Units outstanding:
Class A	81,894.503	106,481.674	86,516.182	108,484.909

Class D	15.414	15.414	15.414	15.414

Class Z	1,544.534	1,681.094	1,601.718	1,823.662

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2016	$47,386,996	94,781.707	$7,731	15.414	$985,511	1,769.197	$48,380,238	96,566.318
Subscriptions - Limited Partners	1,155,418	2,407.451	-	-	-	-	1,155,418	2,407.451
Net income (loss)	(1,420,011)	-	(194)	-	(19,921)	-	(1,440,126)	-
Redemptions - Limited Partners	(9,624,358)	(19,771.984)	-	-	(115,101)	(207.836)	(9,739,459)	(19,979.820)
Redemptions - General Partner	-	-	-	-	(140,000)	(257.977)	(140,000)	(257.977)

Partners’ Capital, June 30, 2017	$37,498,045	77,417.174	$7,537	15.414	$710,489	1,303.384	$38,216,071	78,735.972

Partners’ Capital, December 31, 2015	$66,343,350	118,342.550	$8,560	15.414	$1,395,762	2,280.177	$67,747,672	120,638.141
Subscriptions - Limited Partners	7,879,408	15,767.232	-	-	179,256	328.833	8,058,664	16,096.065
Net income (loss)	(8,563,467)	-	(1,092)	-	(157,403)	-	(8,721,962)	-
Redemptions - Limited Partners	(13,204,781)	(26,181.265)	-	-	(86,068)	(154.153)	(13,290,849)	(26,335.418)
Redemptions - General Partner	-	-	-	-	(355,064)	(633.533)	(355,064)	(633.533)

Partners’ Capital, June 30, 2016	$52,454,510	107,928.517	$7,468	15.414	$976,483	1,821.324	$53,438,461	109,765.255

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

Effective February 27, 2017, the Partnership changed its name from Managed Futures Premier Macro L.P. to Ceres Tactical Macro L.P.

During the reporting periods ended June 30, 2017 and 2016, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A. (“JPMorgan Chase”).

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

Prior to January 31, 2016, all trading decisions for the Partnership were made by Blenheim Capital Management L.L.C. (“Blenheim”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, discretionary trading program. Effective February 1, 2016, all trading decisions for the Partnership are made by Willowbridge using Willowbridge’s wPraxis Futures Trading Approach, a proprietary discretionary trading program. Blenheim was terminated as the trading advisor to the Partnership as of January 31, 2016, and the Partnership redeemed its entire investment in BHM Master for cash equal to $62,206,339. References herein to the “Advisor” may include, as relevant, Blenheim.

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2017.

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

At June 30, 2017 and December 31, 2016, the Partnership owned approximately 10.3% and 12.7%, respectively, of Willowbridge Master. The Partnership intends to continue to invest substantially all of its assets in Willowbridge Master. The performance of the Partnership is directly affected by the performance of Willowbridge Master and prior to January 31, 2016, was directly affected by the performance of BHM Master.

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

2.   Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2017, the results of its operations for the three and six months ended June 30, 2017 and 2016 and changes in partners’ capital for the six months ended June 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $768,699 (cost of $768,939) and ($526,470) (proceeds of $526,464) at June 30, 2017 and December 31, 2016, respectively.

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2017 and December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2017 and 2016, are presented below:

CMF Willowbridge Master L.P.

Statements of Financial Condition

	June 30, 2017 (Unaudited)	December 31, 2016
Assets:
Equity in trading account:
Investment in U.S. Treasury bills, at fair value (amortized cost of $0 and $223,796,458 at June 30, 2017 and December 31, 2016, respectively)	$-	$223,888,618
Unrestricted cash	282,425,348	144,543,700
Restricted cash	94,301,924	22,178,252
Net unrealized appreciation on open futures contracts	10,611,084	807,317
Net unrealized appreciation on open forward contracts	-	1,884,575
Options purchased, at fair value (cost $2,603,523 and $3,892,637 at June 30, 2017 and December 31, 2016, respectively)	2,918,240	3,544,166

Total equity in trading account	390,256,596	396,846,628
Cash at bank	825	217

Total assets	$390,257,421	$396,846,845

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$3,561,979	$-
Options written, at fair value (premiums received $3,675,823 and $5,282,576 at June 30, 2017 and December 31, 2016, respectively)	2,851,310	5,320,026
Accrued expenses:
Professional fees	37,711	28,206

Total liabilities	6,451,000	5,348,232

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at June 30, 2017 and December 31, 2016	-	-
Limited Partners, 130,713.3136 and 131,992.0046 Redeemable Units outstanding at June 30, 2017 and December 31, 2016, respectively	383,806,421	391,498,613

Total partners’ capital (net asset value)	383,806,421	391,498,613

Total liabilities and partners’ capital	$390,257,421	$396,846,845

Net asset value per Redeemable Unit	$2,936.25	$2,966.08

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Condensed Schedule of Investments

June 30, 2017

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Sold
Energy	338	$(937,002)	(0.24)%
Interest Rates U.S.	9,988	2,298,081	0.60
Interest Rates Non-U.S.	8,293	9,250,005	2.40

Total futures contracts sold		10,611,084	2.76

Net unrealized appreciation on open futures contracts		$10,611,084	2.76%

Unrealized Appreciation on Open Forward Contracts
Currencies	$445,464,466	$2,304,246	0.60%
Metals	441	3,035,181	0.79

Total unrealized appreciation on open forward contracts		5,339,427	1.39

Unrealized Depreciation on Open Forward Contracts
Currencies	$150,364,668	(5,212,459)	(1.36)
Metals	441	(3,688,947)	(0.96)

Total unrealized depreciation on open forward contracts		(8,901,406)	(2.32)

Net unrealized depreciation on open forward contracts		$(3,561,979)	(0.93)%

Options Purchased
Puts
Indices	1,586	$2,918,240	0.76%

Total options purchased (cost $2,603,523)		$2,918,240	0.76%

Options Written
Calls
Energy	338	$(554,320)	(0.14)%
Interest Rates U.S.	1,085	(406,875)	(0.11)
Puts
Energy	338	(202,800)	(0.05)
Indices	1,903	(1,687,315)	(0.44)

Total options written (premiums received $3,675,823)		$(2,851,310)	(0.74)%

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates U.S.	543	$342,719	0.09%
Interest Rates Non-U.S.	1,659	(1,782,488)	(0.46)

Total futures contracts purchased		(1,439,769)	(0.37)

Futures Contracts Sold
Indices	443	136,780	0.03
Interest Rates Non-U.S.	1,552	2,110,306	0.55

Total futures contracts sold		2,247,086	0.58

Net unrealized appreciation on open futures contracts		$807,317	0.21%

Unrealized Appreciation on Open Forward Contracts
Currencies	$212,149,063	$1,771,201	0.45%
Metals	613	3,825,033	0.98

Total unrealized appreciation on open forward contracts		5,596,234	1.43

Unrealized Depreciation on Open Forward Contracts
Currencies	$282,478,026	(2,202,643)	(0.56)
Metals	613	(1,509,016)	(0.39)

Total unrealized depreciation on open forward contracts		(3,711,659)	(0.95)

Net unrealized appreciation on open forward contracts		$1,884,575	0.48%

Options Purchased
Calls
Metals	380	$1,413	0.01%
Puts
Metals	1,107	3,542,400	0.90
Indices	294	353	0.00 **

Total options purchased (cost $3,892,637)		$3,544,166	0.91%

Options Written
Calls
Energy	860	$(1,057,620)	(0.27)%
Puts
Indices	2,214	(4,261,950)	(1.09)
Metals	380	(456)	(0.00) **

Total options written (premiums received $5,282,576)		$(5,320,026)	(1.36)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 175,000,000	2/09/2017	U.S. Treasury bills, 0.43% * (Amortized cost of $174,841,139)	$174,914,797	44.68%
$ 30,000,000	1/19/2017	U.S. Treasury bills, 0.365% * (Amortized cost of $29,980,533)	29,993,375	7.66
$ 19,000,000	3/16/2017	U.S. Treasury bills, 0.525% * (Amortized cost of $18,974,786)	18,980,446	4.85

Total U.S. Government Securities			$223,888,618	57.19%

*	Liquid non-cash held as collateral.
**	Due to rounding.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$664,323	$182,498	$1,126,921	$391,014

Expenses:
Clearing fees	271,480	236,866	519,969	534,425
Professional fees	17,198	20,521	34,395	41,044

Total expenses	288,678	257,387	554,364	575,469

Net investment income (loss)	375,645	(74,889)	572,557	(184,455)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(6,111,209)	(6,646,932)	(9,252,322)	(9,317,294)
Net change in unrealized gains (losses) on open contracts	9,378,930	(1,817,365)	5,882,130	(1,240,513)

Total trading results	3,267,721	(8,464,297)	(3,370,192)	(10,557,807)

Net income (loss)	3,643,366	(8,539,186)	(2,797,635)	(10,742,262)
Subscriptions - Limited Partners	17,617,705	22,976,698	25,868,766	94,813,497
Redemptions - Limited Partners	(11,147,277)	(34,124,441)	(29,747,785)	(43,638,167)
Distribution of interest income to feeder funds	(664,323)	(34,252)	(1,015,538)	(68,580)

Net increase (decrease) in Partners’ Capital	9,449,471	(19,721,181)	(7,692,192)	40,364,488
Partners’ Capital, beginning of period	374,356,950	408,785,618	391,498,613	348,699,949

Partners’ Capital, end of period	$383,806,421	$389,064,437	$383,806,421	$389,064,437

Net asset value per Redeemable Unit (130,713.3136 and 138,152.8913 Redeemable Units outstanding at June 30, 2017 and 2016, respectively)	$2,936.25	$2,816.19	$2,936.25	$2,816.19

Net income (loss) per Redeemable Unit *	$27.99	$(62.04)	$(22.05)	$(76.46)

Weighted average Redeemable Units outstanding	130,827.1614	138,175.1631	130,493.8078	136,410.3885

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder fund.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

3.   Financial Highlights:

Financial highlights for the Limited Partner Classes as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$4.13	$4.23	$4.65	$(10.67)	$(10.63)	$(11.73)
Net investment loss	(5.38)	(3.96)	(3.33)	(6.01)	(4.42)	(3.87)

Increase (decrease) for the period	(1.25)	0.27	1.32	(16.68)	(15.05)	(15.60)
Net asset value per Unit, beginning of period	485.61	488.69	543.79	502.69	499.58	551.74

Net asset value per Unit, end of period	$484.36	$488.96	$545.11	$486.01	$484.53	$536.14

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(4.47)	$(4.41)	$(4.97)	$(61.61)	$(61.07)	$(67.26)
Net investment loss	(11.13)	(8.17)	(6.96)	(12.98)	(9.73)	(8.73)

Increase (decrease) for the period	(15.60)	(12.58)	(11.93)	(74.59)	(70.80)	(75.99)
Net asset value per Unit, beginning of period	499.96	501.54	557.04	560.60	555.33	612.13

Net asset value per Unit, end of period	$484.36	$488.96	$545.11	$486.01	$484.53	$536.14

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.6)%	(3.3)%	(2.6)%	(5.0)%	(3.6)%	(3.0)%

Operating expenses before expenses borne by the General Partner and incentive fees	5.4%	4.1%	3.5%	5.5%	4.0%	3.5%
Expenses borne by the General Partner	(0.3)%	(0.3)%	(0.3)%	(0.1)%	(0.1)%	(0.0)	%****
Incentive fees	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.1%	3.8%	3.2%	5.4%	3.9%	3.5%

Total return:
Total return before incentive fees	(0.3)%	0.1%	0.2%	(3.3)%	(3.0)%	(2.8)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(0.3)%	0.1%	0.2%	(3.3)%	(3.0)%	(2.8)%

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.7)%	(3.4)%	(2.6)%	(5.2)%	(3.9)%	(3.4)%

Operating expenses before expenses borne by the General Partner and incentive fees	5.4%	4.1%	3.3%	5.6%	4.3%	3.8%
Expenses borne by the General Partner	(0.2)%	(0.2)%	(0.2)%	(0.1)%	(0.1)%	(0.1)%
Incentive fees	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.2%	3.9%	3.1%	5.5%	4.2%	3.7%

Total return:
Total return before incentive fees	(3.1)%	(2.5)%	(2.1)%	(13.3)%	(12.7)%	(12.4)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(3.1)%	(2.5)%	(2.1)%	(13.3)%	(12.7)%	(12.4)%

*

Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (except for incentive fees).

***	Interest income allocated from the Master less total expenses.

****	Due to rounding.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the Limited Partner Classes using the Limited Partners’ share of income, expenses and average partners’ capital of the Partnership and include the income and expenses allocated from the Master.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of Willowbridge Master:

Financial highlights for the Limited Partner class as a whole for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughtout the period): *
Net realized and unrealized gains (losses)	$25.12	$(61.50)	$(26.44)	$(75.11)
Net investment income (loss)	2.87	(0.54)	4.39	(1.35)

Increase (decrease) for the period	27.99	(62.04)	(22.05)	(76.46)
Distribution of interest income to feeder funds	(5.08)	(0.25)	(7.78)	(0.50)
Net asset value per Redeemable Unit, beginning of period	2,913.34	2,878.48	2,966.08	2,893.15

Net asset value per Redeemable Unit, end of period	$2,936.25	$2,816.19	$2,936.25	$2,816.19

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	0.4%	(0.1)%	0.3%	(0.1)%

Operating expenses	0.3%	0.3%	0.3%	0.3%

Total return	1.0%	(2.2)%	(0.7)%	(2.7)%

*

Net investment income (loss) per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended June 30, 2017 and 2016 were 7,996 and 8,476, respectively. The monthly average number of futures contracts traded by the Master during the six months ended June 30, 2017 and 2016 were 4,680 and 6,057, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended June 30, 2017 and 2016 were 943 and 732, respectively. The monthly average number of metals forward contracts trade by the Master during the six months ended June 30, 2017 and 2016 were 947 and 366, respectively. The monthly average number of option contracts traded by the Master during the three months ended June 30, 2017 and 2016 were 5,402 and 1,096, respectively. The monthly average number of option contracts traded by the Master during the six months ended June 30, 2017 and 2016 were 5,927 and 2,468, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended June 30, 2017 and 2016 were $469,473,643 and $591,421,430, respectively. The monthly average notional value of currency forward contracts traded by the Master during the six months ended June 30, 2017 and 2016 were $667,846,325 and $708,493,598, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2017 and December 31, 2016, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2017				Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$11,548,087	$(937,003)	$10,611,084	$-	$-	$10,611,084
Forwards	5,339,427	(5,339,427)	-	-	-	-

Total assets	$16,887,514	$(6,276,430)	$10,611,084	$-	$-	$10,611,084

Liabilities
Futures	$(937,003)	$937,003	$-	$-	$-	$-
Forwards	(8,901,406)	5,339,427	(3,561,979)	-	-	(3,561,979)

Total liabilities	$(9,838,409)	$6,276,430	$(3,561,979)	$-	$-	$(3,561,979)

Net fair value						$7,049,105	*

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized			Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount
Assets
Futures	$2,794,930	$(1,987,613)	$807,317	$-	$-	$807,317
Forwards	5,596,234	(3,711,659)	1,884,575	-	-	1,884,575

Total assets	$8,391,164	$(5,699,272)	$2,691,892	$-	$-	$2,691,892

Liabilities
Futures	$(1,987,613)	$1,987,613	$-	$-	$-	$-
Forwards	(3,711,659)	3,711,659	-	-	-	-

Total liabilities	$(5,699,272)	$5,699,272	$-	$-	$-	$-

Net fair value						$2,691,892	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and the sole counterparty to the Master’s non-exchange-traded contracts, as applicable, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Master is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities as of June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017
Assets
Futures Contracts
Interest Rates U.S.	$2,298,082
Interest Rates Non-U.S.	9,250,005

Total unrealized appreciation on open futures contracts	11,548,087

Liabilities
Futures Contracts
Energy	(937,002)
Interest Rates U.S.	(1)

Total unrealized depreciation on open futures contracts	(937,003)

Net unrealized appreciation on open futures contracts	$10,611,084	*

Assets
Forward Contracts
Currencies	$2,304,246
Metals	3,035,181

Total unrealized appreciation on open forward contracts	5,339,427

Liabilities
Forward Contracts
Currencies	(5,212,459)
Metals	(3,688,947)

Total unrealized depreciation on open forward contracts	(8,901,406)

Net unrealized depreciation on open forward contracts	$(3,561,979)	**

Assets
Options Purchased
Indices	$2,918,240

Total options purchased	$2,918,240	***

Liabilities
Options Written
Energy	$(757,120)
Indices	(1,687,315)
Interest Rates U.S.	(406,875)

Total options written	$(2,851,310)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.

****	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

	December 31, 2016
Assets
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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2017		2016		2017		2016
Currencies	$459,045		$(3,162,101)		$(2,346,473)		$(5,414,334)
Energy	644,242		(4,169,036)		1,733,405		(8,038,136)
Indices	(4,487,393)		(205,224)		(7,913,470)		(124,543)
Interest Rates U.S.	623,058		(470,438)		407,503		3,100,787
Interest Rates Non-U.S.	6,381,087		(2,287,341)		6,408,942		(2,150,291)
Metals	(352,318)		1,829,843		(1,660,099)		2,068,710

Total	$3,267,721	*	$(8,464,297)	*	$(3,370,192)	*	$(10,557,807)	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

5.   Fair Value Measurements:

Master’s Fair Value Measurements. Fair value is defined as the value that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

The Master considers prices for exchange-traded commodity futures, option and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2017 and December 31, 2016 and for the periods ended June 30, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$11,548,087	$11,548,087	$-	$-
Forwards	5,339,427	3,035,181	2,304,246	-
Options purchased	2,918,240	2,918,240	-	-

Total assets	$19,805,754	$17,501,508	$2,304,246	$-

Liabilities
Futures	$937,003	$937,003	$-	$-
Forwards	8,901,406	3,688,947	5,212,459	-
Options written	2,851,310	2,851,310	-	-

Total liabilities	$12,689,719	$7,477,260	$5,212,459	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,794,930	$2,794,930	$-	$-
Forwards	5,596,234	3,825,033	1,771,201	-
Options purchased	3,544,166	3,544,166	-	-
U.S. Treasury bills	223,888,618	-	223,888,618	-

Total assets	$235,823,948	$10,164,129	$225,659,819	$-

Liabilities
Futures	$1,987,613	$1,987,613	$-	$-
Forwards	3,711,659	1,509,016	2,202,643	-
Options written	5,320,026	5,320,026	-	-

Total liabilities	$11,019,298	$8,816,655	$2,202,643	$-

6.   Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 18.4% to 89.4% of the Master’s contracts are traded OTC.

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

The General Partner monitors and attempts to mitigate the Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to analyze statistically actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

7.   Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that, other than the events listed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

On July 12, 2017, the Master and J.P. Morgan Securities LLC, JPMorgan Chase, J.P. Morgan Securities plc, J.P. Morgan Securities (Asia Pacific) Limited, J.P. Morgan Securities Asia Private Limited, J.P. Morgan Securities Australia Limited, JPMorgan Securities Japan Co., Ltd., J.P. Morgan Prime Nominees Limited, J.P. Morgan Markets Limited and J.P. Morgan Prime Inc. (collectively, “J.P. Morgan”) entered into an institutional account agreement, dated as of July 12, 2017 (the “IAA”), pursuant to which J.P. Morgan will open and maintain one or more brokerage accounts for the Master (and, indirectly, the Partnership).

Pursuant to the IAA, the Master (through the Partnership) shall pay J.P. Morgan commissions and other fees for clearing, custody and any other services furnished.

The IAA may be terminated by either party at any time upon thirty days’ prior written notice to the other party.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

On July 12, 2017, the Master, Willowbridge and JPMorgan Chase entered into a foreign exchange and bullion authorization agreement, dated as of July 12, 2017 (the “FXBAA”), pursuant to which Willowbridge, the trading advisor to the Master (and, indirectly, the Partnership), is authorized to enter into certain transactions on behalf of the Master with JPMorgan Chase, or, upon authorization by JPMorgan Chase, with a dealer or other entity subject to the terms of the FXBAA, and any other applicable agreement, on behalf of JPMorgan Chase.

Pursuant to the FXBAA, the Master (through which the Partnership) will pay JPMorgan Chase fees based on the transactions entered into by the Master during each calculation period.

The FXBAA may be terminated by either party at any time upon thirty business days’ written notice to the other party, or immediately in such circumstances as set forth in the FXBAA.

In connection with the FXBAA, on July 12, 2017, the Master and JPMorgan Chase also entered into an International Swap Dealers Association, Inc. Master Agreement (the “Master Agreement”), a Schedule to the 2002 ISDA Master Agreement, dated as of July 12, 2017 (the “ISDA Schedule”), and a 2016 Credit Support Annex for Variation Margin to the ISDA Schedule.

The Master Agreement will terminate upon either party’s failure to pay, breach of the Master Agreement, certain defaults, bankruptcy, merger without assumption, or upon such other events as described in the Master Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, expense reimbursement and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of unrestricted cash, restricted cash, cash at bank, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2017.

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

For the six months ended June 30, 2017, the Partnership’s capital decreased 21.0% from $48,380,238 to $38,216,071. This decrease was attributable to the redemptions of 19,771.984 Class A Limited Partner Units totaling $9,624,358, redemptions of 257.977 Class Z General Partner Units totaling $140,000 and redemptions of 207.836 Class Z Limited Partner Units totaling $115,101, coupled with a net loss of $1,440,126, which was partially offset by subscriptions of 2,407.451 Class A Limited Partner Units totaling $1,155,418. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

For the six months ended June 30, 2017, the Master’s capital decreased 2.0% from $391,498,613 to $383,806,421. This decrease was attributable to redemptions totaling $29,747,785 and distributions of interest income to feeder funds totaling $1,015,538, coupled with a net loss of $2,797,635, which was partially offset by subscriptions of $25,868,766. Future redemptions can impact the amount of funds available for investment in commodity positions in subsequent periods.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting periods. As a result, actual results could differ from these estimates. The Partnership’s significant accounting policies are described in detail in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” of the Financial Statements.

The Partnership records all investments at fair value in its financial statements, with changes in fair value reported as a component of net realized gains (losses) and net change in unrealized gains (losses) in the Statements of Income and Expenses.

Results of Operations

During the Partnership’s second quarter of 2017, the net asset value per Unit for Class A decreased 0.3% from $485.61 to $484.36 as compared to a decrease of 3.3% in the second quarter of 2016. During the Partnership’s second quarter of 2017, the net asset value per Unit for Class D increased 0.1% from $488.69 to $488.96 as compared to a decrease of 3.0% in the second quarter of 2016. During the Partnership’s second quarter of 2017, the net asset value per Unit for Class Z increased 0.2% from $543.79 to $545.11 as compared to a decrease of 2.8% in the second quarter of 2016. The Partnership, through its investment in the Master, experienced a net trading gain in the second quarter of 2017 of $330,462. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy and U.S. and non-U.S. interest rates and were partially offset by losses in indices and metals. The Partnership, through its investment in the Master, experienced a net trading loss in the second quarter of 2016 of $1,155,568. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, and U.S. and non-U.S. interest rates, and were partially offset by gains in metals.

The most significant losses were experienced within the global stock index sector during April and May from short positions in U.S. equity index futures as prices rallied amid positive economic data and growing investor sentiment for the global economy. Losses within the metals markets were primarily experienced during May from long positions in copper futures as prices declined as weak retail and industrial economic reports in China limited investor demand for industrial metals. The Partnership’s losses for the second quarter were offset by gains achieved within the global interest rate markets during June from short positions in European fixed income futures as prices retreated as hawkish comments from the European Central Bank’s President, Mario Draghi, sparked a global sell-off in government bonds. Additional gains in the global interest rate markets were experienced during April from long positions in U.S. fixed income futures as prices moved higher as increasing political turbulence in the U.S. spurred demand for the relative safety of government bonds. Within the currency sector, gains were achieved primarily during April from long positions in the British pound versus the U.S. dollar as the relative value of the pound rallied in response to U.K. Prime Minister Theresa May calling for a snap general election in June. Additional gains were recorded within the energy markets during May from short positions in crude oil futures as prices finished the month lower as U.S. oil production continued to climb higher.

During the Partnership’s six months ended June 30, 2017, the net asset value per Unit for Class A decreased 3.1% from $499.96 to $484.36 as compared to a decrease of 13.3% during the six months ended June 30, 2016. During the Partnership’s six months ended June 30, 2017, the net asset value per Unit for Class D decreased 2.5% from $501.54 to $488.96 as compared to a decrease of 12.7% during the six months ended June 30, 2016. During the Partnership’s six months ended June 30, 2017, the net asset value per Unit for Class Z decreased 2.1% from $557.04 to $545.11 as compared to a decrease of 12.4% during the six months ended June 30, 2016. The Partnership, through its investment in the Master, experienced a net trading loss in the six months ended June 30, 2017 of $466,184. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, indices and metals and were partially offset by gains in energy and U.S. and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading loss in the six months ended June 30, 2016 of $7,295,928. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, metals, softs, and non-U.S. interest rates, and were partially offset by gains in indices.

The most significant losses were incurred within the global stock index sector during April and May from short positions in U.S. equity index futures as prices rallied amid positive economic data and growing investor sentiment for the global economy. Further losses within the global stock index markets were recorded during January and February from short positions in U.S. equity index futures as prices moved higher as rallying commodity prices and expectations of fiscal stimulus from the new U.S. Presidential Administration buoyed prices. Within the currency markets, losses were recorded during February from long positions in the British pound and Swiss franc versus the U.S. dollar as the relative value of the dollar advanced as increasingly hawkish comments from U.S. Federal Reserve Bank officials regarding potential interest rate increases moved the dollar higher. Losses within the metals markets were primarily experienced during February from long positions in copper futures as prices moved lower as growing global stockpiles offset the risk of potential mining disruptions in South America. A portion of the Partnership’s losses for the first six months of the year was offset by gains achieved within the global interest rate sector during June from short positions in European fixed income futures as prices retreated as hawkish comments from the European Central Bank’s President, Mario Draghi, sparked a global sell-off in government bonds. Additional gains in the global interest rate markets were experienced during April from long positions in U.S. fixed income futures as prices moved higher as increasing political turbulence in the U.S. spurred demand for the relative safety of government bonds. Within the energy markets, gains were recorded during January from short positions in crude oil futures as prices declined sharply during the first half of the month as crude oil inventories vastly outpaced analysts’ predictions in December. Further gains in this sector were experienced during May from short positions in crude oil futures as prices finished the month lower as U.S. oil production continued to climb higher.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash allocated to it by Willowbridge Master was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill rate less 0.15% during such month. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All interest income earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three and six months ended June 30, 2017 increased by $36,793 and $58,764, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing placement agent fees are calculated on a monthly basis as a percentage of the net assets of the Partnership as of the beginning of each month. The ongoing placement agent fees for the three and six months ended June 30, 2017 decreased by $67,114 and $133,174, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing placement agent fees is primarily due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Management fees were borne by Blenheim Master, prior to its termination effective January 31, 2016. Effective February 1, 2016, management fees began to be charged on the Partnership level based on the net assets of the Partnership as of the first day of each month. Accordingly, they must be analyzed in relation to the fluctuations in monthly beginning net asset values. Management fees for the three and six months ended June 30, 2017 decreased by $50,645 and $15,616, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. General Partner fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. General Partner fees for the three and six months ended June 30, 2017 decreased by $33,763 and $67,347, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees is due to lower average net assets during the three and six months ended June 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees were borne by BHM Master, prior to its termination effective January 31, 2016. Effective February 1, 2016, incentive fees began to be charged on the Partnership level. Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three and six months ended June 30, 2017 and 2016. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

All or substantially all of the Partnership’s assets are subject to the risk of trading loss through its investment in the Master. The Partnership and the Master are speculative commodity pools. The market sensitive instruments held by the Master are acquired for speculative trading purposes, and all or substantially all of the Partnership’s capital is subject to the risk of trading loss, through its investment in the Master. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Master’s and the Partnership’s main line of business.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended June 30, 2017 and during the twelve months ended December 31, 2016. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of June 30, 2017, Willowbridge Master’s total capitalization was $383,806,421 and the Partnership owned approximately 10.3% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2017 was as follows:

June 30, 2017

			Three Months Ended June 30, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$70,550,728	18.38%	$73,637,789	$4,056,924	$48,977,398
Energy	3,214,110	0.84	5,785,464	-	3,112,216
Interest Rates U.S.	10,835,329	2.82	14,440,460	-	9,608,314
Interest Rates Non-U.S.	10,430,810	2.72	10,430,810	-	4,934,727

Total	$95,030,977	24.76%

*	Average of month-end Values at Risk.

As of December 31, 2016, Willowbridge Master’s total capitalization was $391,498,613, and the Partnership owned approximately 12.7% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2016 was as follows:

December 31, 2016

			Twelve Months Ended December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$7,479,249	1.91%	$79,559,952	$147,470	$26,078,802
Energy	4,703,756	1.20	12,259,443	-	2,270,260
Indices	8,069,535	2.06	11,808,296	-	2,983,129
Interest Rates U.S.	1,170,235	0.30	22,748,409	-	4,116,353
Interest Rates Non-U.S.	2,194,981	0.56	4,206,401	-	1,168,020
Metals	319,854	0.08	4,745,455	-	841,842

Total	$23,937,610	6.11%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $48 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $48 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. At March 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $237 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $237 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.   Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2017, there were subscriptions of 2,278.200 Units of Class A totaling $1,091,645.

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

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased *	Class A (b) Average Price Paid per Unit **	Class Z (a) Total Number of Units Purchased *	Class Z (b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	2,790.882	$484.26	42.393	$543.18	N/A	N/A
May 1, 2017 - May 31, 2017	4,459.228	$479.17	N/A	N/A	N/A	N/A
June 1, 2017 - June 30, 2017	2,093.016	$484.36	N/A	N/A	N/A	N/A
	9,343.126	$481.85	42.393	$543.18

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

Item 3.   Defaults Upon Senior Securities. — None.

Item 4.   Mine Safety Disclosures. — Not Applicable.

Item 5.   Other Information. — None.

Item 6.   Exhibits.

10.01

Institutional Account Agreement, dated as of July 12, 2017, by and between CMF Willowbridge Master Fund L.P. and J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., J.P. Morgan Securities plc, J.P. Morgan Securities (Asia Pacific) Limited, J.P. Morgan Securities Asia Private Limited, J.P. Morgan Securities Australia Limited, JPMorgan Securities Japan Co., Ltd., J.P. Morgan Prime Nominees Limited, J.P. Morgan Markets Limited and J.P. Morgan Prime Inc.

10.02	Foreign Exchange and Bullion Authorization Agreement, dated as of July 12, 2017, by and among CMF Willowbridge Master Fund L.P., Willowbridge Associates Inc. and JPMorgan Chase Bank, N.A.

10.03

International Swap Dealers Association, Inc. Master Agreement, Schedule to the ISDA Master Agreement, and 2016 Credit Support Annex for Variation Margin to the Schedule to the 2002 ISDA Master Agreement, each dated as of July 12, 2017, by and between CMF Willowbridge Master Fund L.P. and JPMorgan Chase Bank, N.A.

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

CERES TACTICAL MACRO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 10, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:    August 10, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.