Form 10-Q
period 2017-09-30
Ceres Tactical Macro L.P.
filed 2017-11-13
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes         No X

As of October 31, 2017, 70,756.872 Limited Partnership Class A Units were outstanding, 15.414 Limited Partnership Class D Units were outstanding and 592.794 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Macro L.P.

Statements of Financial Condition

	September 30, 2017 (Unaudited)	December 31, 2016

Assets:
Investment in the Master (1), at fair value	$34,426,305	$49,833,558
Expense reimbursement	651	763
Cash at bank	995	994

Total assets	$34,427,951	$49,835,315

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Management fees	$42,989	$62,377
Redemptions payable to Limited Partners	793,810	1,392,700

Total liabilities	836,799	1,455,077

Partners’ Capital:
General Partner, Class Z, 752.208 and 1,010.185 Units outstanding at September 30, 2017 and December 31, 2016, respectively	388,274	562,712
Limited Partners, Class A, 72,075.441 and 94,781.707 Units outstanding at September 30, 2017 and December 31, 2016, respectively	32,889,767	47,386,996
Limited Partners, Class D, 15.414 Units outstanding at September 30, 2017 and December 31, 2016	7,123	7,731
Limited Partners, Class Z, 592.794 and 759.012 Units outstanding at September 30, 2017 and December 31, 2016, respectively	305,988	422,799

Total partners’ capital (net asset value)	33,591,152	48,380,238

Total liabilities and partners’ capital	$34,427,951	$49,835,315

Net asset value per Unit:
Class A	$456.32	$499.96

Class D	$462.12	$501.54

Class Z	$516.18	$557.04

(1) Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income allocated from the Master	$68,613	$29,609	$171,516	$73,748

Expenses:
Expenses allocated from the Master	46,863	38,379	108,648	261,319
Ongoing placement agent fees	177,794	260,103	601,713	817,196
Management fees	136,001	198,724	460,558	538,897
General Partner fees	90,667	132,483	307,037	416,200
Professional fees	47,442	65,095	147,227	197,917

Total expenses	498,767	694,784	1,625,183	2,231,529
Expenses borne by the General Partner	(26,505)	(34,734)	(76,076)	(101,306)

Net expenses	472,262	660,050	1,549,107	2,130,223

Net investment loss	(403,649)	(630,441)	(1,377,591)	(2,056,475)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(617,397)	(1,171,475)	(1,615,546)	(8,520,021)
Net change in unrealized gains (losses) on open contracts allocated from the Master	(1,176,120)	48,213	(644,155)	100,831

Total trading results	(1,793,517)	(1,123,262)	(2,259,701)	(8,419,190)

Net income (loss)	$(2,197,166)	$(1,753,703)	$(3,637,292)	$(10,475,665)

Net income (loss) allocation by Class:
Class A	$(2,158,644)	$(1,725,948)	$(3,578,655)	$(10,289,415)

Class D	$(414)	$(225)	$(608)	$(1,317)

Class Z	$(38,108)	$(27,530)	$(58,029)	$(184,933)

Net asset value per Unit:
Class A	$456.32	$469.89	$456.32	$469.89

Class D	$462.12	$469.94	$462.12	$469.94

Class Z	$516.18	$520.98	$516.18	$520.98

Net income (loss) per Unit: *
Class A	$(28.04)	$(16.12)	$(43.64)	$(90.71)

Class D	$(26.84)	$(14.59)	$(39.42)	$(85.39)

Class Z	$(28.93)	$(15.16)	$(40.86)	$(91.15)

Weighted average Units outstanding:
Class A	75,767.147	107,879.467	82,933.170	108,283.095

Class D	15.414	15.414	15.414	15.414

Class Z	1,331.129	1,817.027	1,511.522	1,821.450

* Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2016	$47,386,996	94,781.707	$7,731	15.414	$985,511	1,769.197	$48,380,238	96,566.318
Subscriptions - Limited Partners	1,335,418	2,785.450	-	-	21,881	41.618	1,357,299	2,827.068
Redemptions - General Partner	-	-	-	-	(140,000)	(257.977)	(140,000)	(257.977)
Redemptions - Limited Partners	(12,253,992)	(25,491.716)	-	-	(115,101)	(207.836)	(12,369,093)	(25,699.552)
Net income (loss)	(3,578,655)	-	(608)	-	(58,029)	-	(3,637,292)	-

Partners’ Capital, September 30, 2017	$32,889,767	72,075.441	$7,123	15.414	$694,262	1,345.002	$33,591,152	73,435.857

Partners’ Capital, December 31, 2015	$66,343,350	118,342.550	$8,560	15.414	$1,395,762	2,280.177	$67,747,672	120,638.141
Subscriptions - Limited Partners	9,633,917	19,381.198	-	-	210,390	386.994	9,844,307	19,768.192
Redemptions - General Partner	-	-	-	-	(355,064)	(633.533)	(355,064)	(633.533)
Redemptions - Limited Partners	(18,414,784)	(37,119.442)	-	-	(123,067)	(223.423)	(18,537,851)	(37,342.865)
Net income (loss)	(10,289,415)	-	(1,317)	-	(184,933)	-	(10,475,665)	-

Partners’ Capital, September 30, 2016	$47,273,068	100,604.306	$7,243	15.414	$943,088	1,810.215	$48,223,399	102,429.935

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Tactical Macro L.P. (formerly, Managed Futures Premier Macro L.P. and prior to January 31, 2016, Managed Futures Premier BHM L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of Delaware on August 23, 2010, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, metals and softs. The Partnership commenced trading on November 1, 2010. The commodity interests that are indirectly traded by the Partnership, through its investment in the Master (as defined below), are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Master) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is authorized to sell an unlimited number of units of limited partnership interest (“Units”) on a continuous basis.

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

Effective February 27, 2017, the Partnership changed its name from Managed Futures Premier Macro L.P. to Ceres Tactical Macro L.P.

During the reporting periods ended September 30, 2017 and 2016, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading accounts at JPMorgan Chase Bank, N.A. (“JPMorgan”).

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

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2017.

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

At September 30, 2017 and December 31, 2016, the Partnership owned approximately 10.2% and 12.7%, respectively, of Willowbridge Master. The Partnership intends to continue to invest substantially all of its assets in Willowbridge Master. The performance of the Partnership is directly affected by the performance of Willowbridge Master and prior to January 31, 2016, was directly affected by the performance of BHM Master.

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

On July 12, 2017, the Master entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts on behalf of the Master and, indirectly, the Partnership. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under the FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the Master during a month.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2017, the results of its operations for the three and nine months ended September 30, 2017 and 2016 and the changes in partners’ capital for the nine months ended September 30, 2017 and 2016. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2016. The December 31, 2016 information has been derived from the audited financial statements as of and for the year ended December 31, 2016.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2017 and 2016, the Partnership carried no debt and substantially all the Partnership’s and Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Ceres Tactical Macro L.P.

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

Master’s Cash.  The Master’s cash includes cash denominated in foreign currencies of $8,037 (cost of $8,117) and ($526,470) (proceeds of $526,464) at September 30, 2017 and December 31, 2016, respectively.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the period in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2013 through 2016 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2017 and December 31, 2016 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2017 and 2016, are presented below:

CMF Willowbridge Master L.P.

Statements of Financial Condition

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets:
Equity in trading accounts:
Investment in U.S. Treasury bills, at fair value (amortized cost of $0 and $223,796,458 at September 30, 2017 and December 31, 2016, respectively)	$-	$223,888,618
Unrestricted cash	264,422,752	144,543,700
Restricted cash	72,778,423	22,178,252
Net unrealized appreciation on open futures contracts	1,820,834	807,317
Net unrealized appreciation on open forward contracts	-	1,884,575
Options purchased, at fair value (cost $2,937,691 and $3,892,637 at September 30, 2017 and December 31, 2016, respectively)	2,338,400	3,544,166

Total equity in trading accounts	341,360,409	396,846,628
Cash at bank	631	217

Total assets	$341,361,040	$396,846,845

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$4,936,171	$-
Options written, at fair value (premiums received $0 and $5,282,576 at September 30, 2017 and December 31, 2016, respectively)	-	5,320,026
Accrued expenses:
Professional fees	37,308	28,206

Total liabilities	4,973,479	5,348,232

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at September 30, 2017 and December 31, 2016	-	-
Limited Partners, 120,370.1586 and 131,992.0046 Redeemable Units outstanding at September 30, 2017 and December 31, 2016, respectively	336,387,561	391,498,613

Total partners’ capital (net asset value)	336,387,561	391,498,613

Total liabilities and partners’ capital	$341,361,040	$396,846,845

Net asset value per Redeemable Unit	$2,794.61	$2,966.08

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Condensed Schedule of Investments

September 30, 2017

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates Non-U.S.	6,326	$(2,042,925)	(0.61)%

Total futures contracts purchased		(2,042,925)	(0.61)

Futures Contracts Sold
Interest Rates U.S.	3,294	606,344	0.18
Interest Rates Non-U.S.	29,242	3,257,415	0.97

Total futures contracts sold		3,863,759	1.15

Net unrealized appreciation on open futures contracts		$1,820,834	0.54%

Unrealized Appreciation on Open Forward Contracts
Currencies	$522,973,369	$4,465,790	1.33%
Metals	571	877,482	0.26

Total unrealized appreciation on open forward contracts		5,343,272	1.59

Unrealized Depreciation on Open Forward Contracts
Currencies	$856,952,352	(7,957,023)	(2.37)
Metals	571	(2,322,420)	(0.69)

Total unrealized depreciation on open forward contracts		(10,279,443)	(3.06)

Net unrealized depreciation on open forward contracts		$(4,936,171)	(1.47)%

Options Purchased
Puts
Indices	1,264	$2,338,400	0.70%

Total options purchased (cost $2,937,691)		$2,338,400	0.70%

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

* Liquid non-cash held as collateral.

** Due to rounding.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment Income:
Interest income	$774,165	$240,693	$1,901,086	$631,707

Expenses:
Clearing fees	447,748	258,660	967,717	793,085
Professional fees	17,195	20,103	51,590	61,147

Total expenses	464,943	278,763	1,019,307	854,232

Net investment income (loss)	309,222	(38,070)	881,779	(222,525)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(6,143,622)	(8,535,720)	(15,395,944)	(17,853,014)
Net change in unrealized gains (losses) on open contracts	(11,902,803)	352,788	(6,020,673)	(887,725)

Total trading results	(18,046,425)	(8,182,932)	(21,416,617)	(18,740,739)

Net income (loss)	(17,737,203)	(8,221,002)	(20,534,838)	(18,963,264)
Subscriptions - Limited Partners	4,659,718	10,732,187	30,528,484	105,545,684
Redemptions - Limited Partners	(33,639,497)	(20,949,538)	(63,387,282)	(64,587,705)
Distribution of interest income to feeder funds	(701,878)	(38,683)	(1,717,416)	(107,263)

Net increase (decrease) in Partners’ Capital	(47,418,860)	(18,477,036)	(55,111,052)	21,887,452
Partners’ Capital, beginning of period	383,806,421	389,064,437	391,498,613	348,699,949

Partners’ Capital, end of period	$336,387,561	$370,587,401	$336,387,561	$370,587,401

Net asset value per Redeemable Unit (120,370.1586 and 134,504.8151 Redeemable Units outstanding at September 30, 2017 and 2016, respectively)	$2,794.61	$2,755.20	$2,794.61	$2,755.20

Net income (loss) per Redeemable Unit *	$(136.06)	$(60.71)	$(158.15)	$(137.17)

Weighted average Redeemable Units outstanding	125,892.4070	137,259.8533	128,960.0075	136,693.5434

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder fund.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the Limited Partner Classes as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(22.77)	$(23.01)	$(25.64)	$(10.34)	$(10.37)	$(11.44)
Net investment loss	(5.27)	(3.83)	(3.29)	(5.78)	(4.22)	(3.72)

Increase (decrease) for the period	(28.04)	(26.84)	(28.93)	(16.12)	(14.59)	(15.16)
Net asset value per Unit, beginning of period	484.36	488.96	545.11	486.01	484.53	536.14

Net asset value per Unit, end of period	$456.32	$462.12	$516.18	$469.89	$469.94	$520.98

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(27.22)	$(27.42)	$(30.59)	$(71.93)	$(71.44)	$(78.70)
Net investment loss	(16.42)	(12.00)	(10.27)	(18.78)	(13.95)	(12.45)

Increase (decrease) for the period	(43.64)	(39.42)	(40.86)	(90.71)	(85.39)	(91.15)
Net asset value per Unit, beginning of period	499.96	501.54	557.04	560.60	555.33	612.13

Net asset value per Unit, end of period	$456.32	$462.12	$516.18	$469.89	$469.94	$520.98

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended September 30, 2017						Three Months Ended September 30, 2016
	Class A		Class D		Class Z		Class A		Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.5)%		(3.2)%		(2.5)%		(4.9)%		(3.5)%	(2.8)%

Operating expenses before expenses borne by the General Partner and incentive fees	5.6	%	4.3	%	3.6	%	5.4	%	4.0%	3.3	%
Expenses borne by the General Partner	(0.3)%		(0.3)%		(0.3)%		(0.1)%		(0.1)%	(0.1)%
Incentive fees	-	%	-	%	-	%	-	%	- %	-	%

Operating expenses after expenses borne by the General Partner and incentive fees	5.3	%	4.0	%	3.3	%	5.3	%	3.9%	3.2	%

Total return:
Total return before incentive fees	(5.8)%		(5.5)%		(5.3)%		(3.3)%		(3.0)%	(2.8)%
Incentive fees	-	%	-	%	-	%	-	%	-	-	%

Total return after incentive fees	(5.8)%		(5.5)%		(5.3)%		(3.3)%		(3.0)%	(2.8)%

	Nine Months Ended September 30, 2017						Nine Months Ended September 30, 2016
	Class A		Class D		Class Z		Class A		Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.6)%		(3.3)%		(2.6)%		(5.1)%		(3.7)%	(3.2)%

Operating expenses before expenses borne by the General Partner and incentive fees	5.5	%	4.2	%	3.4	%	5.6	%	4.2%	3.7	%
Expenses borne by the General Partner	(0.3)%		(0.3)%		(0.3)%		(0.2)%		(0.2)%	(0.2)%
Incentive fees	-	%	-	%	-	%	-	%	- %	-	%

Operating expenses after expenses borne by the General Partner and incentive fees	5.2	%	3.9	%	3.1	%	5.4	%	4.0%	3.5	%

Total return:
Total return before incentive fees	(8.7)%		(7.9)%		(7.3)%		(16.2)%		(15.4)%	(14.9)%
Incentive fees	-	%	-	%	-	%	-	%	- %	-	%

Total return after incentive fees	(8.7)%		(7.9)%		(7.3)%		(16.2)%		(15.4)%	(14.9)%

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of Willowbridge Master:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Per Redeemable Unit Performance (for a unit outstanding throughtout the period): *
Net realized and unrealized gains (losses)	$(138.52)	$(60.43)	$(164.99)	$(135.54)
Net investment income (loss)	2.46	(0.28)	6.84	(1.63)

Increase (decrease) for the period	(136.06)	(60.71)	(158.15)	(137.17)
Distribution of interest income to feeder funds	(5.58)	(0.28)	(13.32)	(0.78)
Net asset value per Redeemable Unit, beginning of period	2,936.25	2,816.19	2,966.08	2,893.15

Net asset value per Redeemable Unit, end of period	$2,794.61	$2,755.20	$2,794.61	$2,755.20

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Ratios to Average Limited Partners’ Capital: **
Net investment income (loss) ***	0.3%	(0.0)%	0.3%	(0.1)%

Operating expenses	0.5%	0.3%	0.4%	0.3%

Total return	(4.6)%	(2.2)%	(5.3)%	(4.8)%

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended September 30, 2017 and 2016 were 19,735 and 17,326, respectively. The monthly average number of futures contracts traded by the Master during the nine months ended September 30, 2017 and 2016 were 10,168 and 9,912, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended September 30, 2017 and 2016 were 675 and 554, respectively. The monthly average number of metals forward contracts traded by the Master during the nine months ended September 30, 2017 and 2016 were 856 and 429, respectively. The monthly average number of option contracts traded by the Master during the three months ended September 30, 2017 and 2016 were 2,977 and 96, respectively. The monthly average number of option contracts traded by the Master during the nine months ended September 30, 2017 and 2016 were 4,473 and 1,579, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended September 30, 2017 and 2016 were $1,372,477,932 and $317,465,640, respectively. The monthly average notional value of currency forward contracts traded by the Master during the nine months ended September 30, 2017 and 2016 were $902,723,527 and $578,150,946, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2017 and December 31, 2016, respectively.

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
September 30, 2017	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
MS&Co.
Futures	$4,739,086	$(2,918,252)	$1,820,834	$-	$-	$1,820,834
Forwards	5,155,544	(5,155,544)	-	-	-	-

	9,894,630	(8,073,796)	1,820,834	-	-	1,820,834
JPMorgan
Forwards	187,728	(187,728)	-	-	-	-

Total assets	$10,082,358	$(8,261,524)	$1,820,834	$-	$-	$1,820,834

Liabilities
MS&Co.
Futures	$(2,918,252)	$2,918,252	$-	$-	$-	$-
Forwards	(8,975,671)	5,155,544	(3,820,127)	-	-	(3,820,127)

	(11,893,923)	8,073,796	(3,820,127)	-	-	(3,820,127)
JPMorgan
Forwards	(1,303,772)	187,728	(1,116,044)	-	-	(1,116,044)

Total liablities	$(13,197,695)	$8,261,524	$(4,936,171)	$-	$-	$(4,936,171)

Net fair value						$(3,115,337)	*

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts Offset in the	Amounts Presented in the	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged*	Net Amount

Assets
MS&Co.
Futures	$2,794,930	$(1,987,613)	$807,317	$-	$-	$807,317
Forwards	5,596,234	(3,711,659)	1,884,575	-	-	1,884,575

Total assets	$8,391,164	$(5,699,272)	$2,691,892	$-	$-	$2,691,892

Liabilities
MS&Co.
Futures	$(1,987,613)	$1,987,613	$-	$-	$-	$-
Forwards	(3,711,659)	3,711,659	-	-	-	-

Total liabilities	$(5,699,272)	$5,699,272	$-	$-	$-	$-

Net fair value						$2,691,892	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and a counterparty to certain of the Master’s non-exchange-traded contracts, as applicable, and JPMorgan, as a counterparty to certain of the Master’s non-exchange-traded contracts, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co. or JPMorgan, as applicable, thereby minimizing MS&Co.’s and JPMorgan’s risk of loss. In certain instances, a counterparty may not post collateral and as such, in the event of default by such counterparty, the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
Assets
Futures Contracts
Interest Rates U.S.	$606,344
Interest Rates Non-U.S.	4,132,742

Total unrealized appreciation on open futures contracts	4,739,086

Liabilities
Futures Contracts
Interest Rates Non-U.S.	(2,918,252)

Total unrealized depreciation on open futures contracts	(2,918,252)

Net unrealized appreciation on open futures contracts	$1,820,834	*

Assets
Forward Contracts
Currencies	$4,465,790
Metals	877,482

Total unrealized appreciation on open forward contracts	5,343,272

Liabilities
Forward Contracts
Currencies	(7,957,023)
Metals	(2,322,420)

Total unrealized depreciation on open forward contracts	(10,279,443)

Net unrealized depreciation on open forward contracts	$(4,936,171)	*	*

Assets
Options Purchased
Indices	$2,338,400

Total options purchased	$2,338,400	*	**

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,				Nine Months Ended September 30,
Sector	2017		2016		2017		2016
Currencies	$(2,368,932)		$(2,035,607)		$(4,715,405)		$(7,449,941)
Energy	(1,234,020)		(128,832)		499,385		(8,166,968)
Indices	(4,632,399)		694,760		(12,545,869)		570,217
Interest Rates U.S.	(3,716,455)		(4,390,819)		(3,308,952)		(1,290,032)
Interest Rates Non-U.S.	(4,255,780)		(2,379,306)		2,153,162		(4,529,597)
Metals	(1,838,839)		56,872		(3,498,938)		2,125,582

Total	$(18,046,425)	*	$(8,182,932)	*	$(21,416,617)	*	$(18,740,739)	*

* This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

5.	Fair Value Measurements:

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

The Master considers prices for exchange-traded commodity futures, option and forward contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2017 and December 31, 2016 and for the periods ended September 30, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2017	Total	Level 1	Level 2	Level 3

Assets
Futures	$4,739,086	$4,739,086	$-	$-
Forwards	5,343,272	877,482	4,465,790	-
Options purchased	2,338,400	2,338,400	-	-

Total assets	$12,420,758	$7,954,968	$4,465,790	$-

Liabilities
Futures	$2,918,252	$2,918,252	$-	$-
Forwards	10,279,443	2,322,420	7,957,023	-

Total liabilities	$13,197,695	$5,240,672	$7,957,023	$-

December 31, 2016	Total	Level 1	Level 2	Level 3

Assets
Futures	$2,794,930	$2,794,930	$-	$-
Forwards	5,596,234	3,825,033	1,771,201	-
Options purchased	3,544,166	3,544,166	-	-
U.S. Treasury bills	223,888,618	-	223,888,618	-

Total assets	$235,823,948	$10,164,129	$225,659,819	$-

Liabilities
Futures	$1,987,613	$1,987,613	$-	$-
Forwards	3,711,659	1,509,016	2,202,643	-
Options written	5,320,026	5,320,026	-	-

Total liabilities	$11,019,298	$8,816,655	$2,202,643	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 69.1% to 96.2% of the Master’s contracts are traded OTC.

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

Futures-style options. The Master may trade futures-style option contracts. Unlike traditional option contracts, the premiums for futures-style option contracts are not received or paid upon the onset of the trade. The premiums are recognized and received or paid as part of the sales price when the contract is closed. Similar to a futures contract, variation margin for the futures-style option contract may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. Transactions in futures-style option contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Futures-style option contracts are presented as part of “Net unrealized appreciation on open futures contracts” or “Net unrealized depreciation on open futures contracts,” as applicable, in the Master’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on futures-style option contracts are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk as MS&Co., an MS&Co. affiliate or JPMorgan are counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, expense reimbursement and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2017.

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

There is no limitation on daily price movements in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Master from trading in potentially profitable markets or prevent the Master from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership’s or the Master’s assets.

Other than the risks inherent in commodity futures, forward, options, swaps and other derivatives trading and U.S. treasury bills and money market mutual fund securities, the Partnership and the Master know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Master’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions, as increased or decreased by income or (losses) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Units and distributions of profits, if any.

For the nine months ended September 30, 2017, the Partnership’s capital decreased 30.6% from $48,380,238 to $33,591,152. This decrease was attributable to the redemptions of 25,491.716 Class A Limited Partner Units totaling $12,253,992, redemptions of 257.977 Class Z General Partner Units totaling $140,000 and redemptions of 207.836 Class Z Limited Partner Units totaling $115,101, coupled with a net loss of $3,637,292, which was partially offset by subscriptions of 2,785.450 Class A Limited Partner Units totaling $1,335,418 and subscriptions of 41.618 Class Z Limited Partner Units totaling $21,881. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

For the nine months ended September 30, 2017, the Master’s capital decreased 14.1% from $391,498,613 to $336,387,561. This decrease was attributable to redemptions totaling $63,387,282 and distributions of interest income to feeder funds totaling $1,717,416, coupled with a net loss of $20,534,838, which was partially offset by subscriptions of $30,528,484. Future redemptions can impact the amount of funds available for investment in commodity positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2017, the net asset value per Unit for Class A decreased 5.8% from $484.36 to $456.32 as compared to a decrease of 3.3% in the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Unit for Class D decreased 5.5% from $488.96 to $462.12 as compared to a decrease of 3.0% in the third quarter of 2016. During the Partnership’s third quarter of 2017, the net asset value per Unit for Class Z decreased 5.3% from $545.11 to $516.18 as compared to a decrease of 2.8% in the third quarter of 2016. The Partnership, through its investment in the Master, experienced a net trading loss in the third quarter of 2017 of $1,793,517. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates and metals. The Partnership, through its investment in the Master, experienced a net trading loss in the third quarter of 2016 of $1,123,262. Losses were primarily attributable to the Master’s trading of commodity futures in currencies and U.S. and non-U.S. interest rates and were partially offset by gains in indices, energy and metals.

The most significant losses were experienced within the global interest rate sector during July and August from short positions in European and U.S. fixed income futures as prices moved higher as investors interpreted comments from U.S. Federal Reserve Chief Janet Yellen and European Central Bank President Mario Draghi as being more dovish than previously stated. Losses within the global stock index markets were experienced during September from short positions in U.S. equity index futures as surging confidence in the global economy buoyed equity prices to record highs. Additional losses within the global stock index sector were recorded during August from positions in U.S. equity index futures as the escalating diplomatic situation between the U.S. and North Korea roiled global stock markets. Within the currency sector, losses were incurred during July from short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar declined amid increased uncertainty over the Trump Administration’s ability to enact core legislative initiatives before the end of the year. During September, losses were experienced within the metals markets from long positions in copper and nickel futures as prices declined sharply amid reports of growing supplies and weakening global demand. Further losses were incurred within the energy complex during July, August, and September from short positions in Brent crude oil futures as prices generally strengthened amid signs of growing global demand and falling production.

During the Partnership’s nine months ended September 30, 2017, the net asset value per Unit for Class A decreased 8.7% from $499.96 to $456.32 as compared to a decrease of 16.2% during the nine months ended September 30, 2016. During the Partnership’s nine months ended September 30, 2017, the net asset value per Unit for Class D decreased 7.9% from $501.54 to $462.12 as compared to a decrease of 15.4% during the nine months ended September 30, 2016. During the Partnership’s nine months ended September 30, 2017, the net asset value per Unit for Class Z decreased 7.3% from $557.04 to $516.18 as compared to a decrease of 14.9% during the nine months ended September 30, 2016. The Partnership, through its investment in the Master, experienced a net trading loss in the nine months ended September 30, 2017 of $2,259,701. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, indices, U.S. interest rates and metals and were partially offset by gains in energy and non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading loss in the nine months ended September 30, 2016 of $8,419,190. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, metals, softs and U.S. and non-U.S. interest rates and were partially offset by gains in indices.

The most significant losses were incurred within the global stock index sector during September from short positions in U.S. equity index futures as surging confidence in the global economy buoyed equity prices to record highs. Additional losses were recorded during April and May from short positions in U.S. equity index futures as prices rallied amid positive economic data and growing investor sentiment for the global economy. Within the currency markets, losses were recorded during February from long positions in the British pound and Swiss franc versus the U.S. dollar as the relative value of the dollar advanced as increasingly hawkish comments from U.S. Federal Reserve Bank officials regarding potential interest rate increases moved the dollar higher. During July, losses within the currency markets were experienced due to short positions in the euro and Japanese yen versus the U.S. dollar as the relative value of the dollar declined amid increased uncertainty over the Trump Administration’s ability to enact core legislative initiatives before the end of the year. Losses within the metals markets were incurred during September long positions in copper and nickel futures as prices declined sharply amid reports of growing supplies and weakening global demand. Additional losses within the metals markets were recorded during February from positions in copper futures. Losses within the global fixed income sector were primarily experienced during July and August from short positions in European and U.S. fixed income futures as prices moved higher as investors interpreted comments from U.S. Federal Reserve Chief Janet Yellen and European Central Bank President Mario Draghi as being more dovish than previously stated.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash allocated to it by Willowbridge Master was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill rate less 0.15% during such month. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three and nine months ended September 30, 2017 increased by $39,004 and $97,768, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing placement agent fees are calculated on a monthly basis as a percentage of the net assets of the Partnership as of the beginning of each month. The ongoing placement agent fees for the three and nine months ended September 30, 2017 decreased by $82,309 and $215,483, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing placement agent fees is primarily due to lower average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Management fees were borne by Blenheim Master, prior to its termination effective January 31, 2016. Effective February 1, 2016, management fees began to be charged on the Partnership level based on the net assets of the Partnership as of the first day of each month. Accordingly, they must be analyzed in relation to the fluctuations in monthly beginning net asset values. Management fees for the three and nine months ended September 30, 2017 decreased by $62,723 and $78,339, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. General Partner fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. General Partner fees for the three and nine months ended September 30, 2017 decreased by $41,816 and $109,163, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees is due to lower average net assets during the three and nine months ended September 30, 2017 as compared to the corresponding periods in 2016.

Incentive fees were borne by BHM Master, prior to its termination effective January 31, 2016. Effective February 1, 2016, incentive fees began to be charged on the Partnership level. Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three and nine months ended September 30, 2017 and 2016. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Market movements result in frequent changes in the fair value of the Master’s open contracts and, consequently, in its earnings and cash balances. The Master’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the value of financial instruments and contracts, the diversification results among the Master’s open positions and the liquidity of the markets in which it trades.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2017 and December 31, 2016, and the highest, lowest and average value during the three months ended September 30, 2017 and during the twelve months ended December 31, 2016. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.

As of September 30, 2017, Willowbridge Master’s total capitalization was $336,387,561 and the Partnership owned approximately 10.2% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2017 was as follows:

September 30, 2017
			Three Months Ended September 30, 2017
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$52,972,468	15.75%	$83,446,338	$50,076,491	$54,117,485
Interest Rates U.S.	3,211,656	0.95	10,280,027	-	2,909,715
Interest Rates Non-U.S.	15,662,246	4.66	16,564,812	-	10,804,348

Total	$71,846,370	21.36%

*	Average of month-end Values at Risk.

As of December 31, 2016, Willowbridge Master’s total capitalization was $391,498,613, and the Partnership owned approximately 12.7% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of December 31, 2016 was as follows:

December 31, 2016
			Twelve Months Ended December 31, 2016
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$7,479,249	1.91%	$79,559,952	$147,470	$26,078,802
Energy	4,703,756	1.20	12,259,443	-	2,270,260
Indices	8,069,535	2.06	11,808,296	-	2,983,129
Interest Rates U.S.	1,170,235	0.30	22,748,409	-	4,116,353
Interest Rates Non-U.S.	2,194,981	0.56	4,206,401	-	1,168,020
Metals	319,854	0.08	4,745,455	-	841,842

Total	$23,937,610	6.11%

*	Annual average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2016, 2015, 2014, 2013 and 2012. In addition, MS&Co. annually prepares an Audited, Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2016 Audited Financial Statement and MS&Co’s Mid-Year Financials as of June 30, 2017.

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

On September 28, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. regarding violations of CFTC Rule 166.3 by failing to diligently supervise the reconciliation of exchange and clearing fees with the amounts it ultimately charged customers for certain transactions on multiple exchanges. The order and settlement required MS&Co. to pay a $500,000 penalty and cease and desist from violating Rule 166.3.

On November 2, 2017, the CFTC issued an order filing and simultaneously settling charges against MS&Co. for non-compliance with applicable rules governing Part 17 Large Trader reports to the CFTC. The order requires MS&Co. to pay a $350,000 penalty and cease and desist from further violations of the Commodity Exchange Act.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $47 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $47 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $232 million, and the certificates had incurred actual losses of approximately $87 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $232 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $25 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $25 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2017, there were subscriptions of 377.999 Units of Class A totaling $180,000 and subscriptions of 41.618 Units of Class Z totaling $21,881.

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

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	1,932.396	$466.36	N/A	N/A
August 1, 2017 - August 31, 2017	2,047.746	$456.42	N/A	N/A
September 1, 2017 - September 30, 2017	1,739.590	$456.32	N/A	N/A
	5,719.732	$459.75

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

CERES TACTICAL MACRO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 13, 2017

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 13, 2017

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.