Form 10-K
period 2017-12-31
Ceres Tactical Macro L.P.
filed 2018-03-28
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes _     No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes _     No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No _

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X     No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _	Accelerated filer _	Non-accelerated filer X
Smaller reporting company _	Emerging growth company _

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _     No X

Units of Limited Partnership Interest with an aggregate value of $37,498,045 of Class A, $7,537 of Class D and $300,452 of Class Z were outstanding and held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2018, 63,180.274 Limited Partnership Class A Units were outstanding, 15.414 Limited Partnership Class D Units were outstanding and 521.261 Limited Partnership Class Z Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

Documents Incorporated	Part of Form 10-K
Annual Report to Ceres Tactical Macro L.P. Limited Partners for the year ended December 31, 2017	II, III, and IV

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

During the years ended December 31, 2017, 2016 and 2015, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) also was a foreign exchange forward counterparty for the Master. During prior periods included in this report, Citigroup Global Markets Inc. (“CGM”) also served as a commodity broker for the Master. The Partnership and the Master also deposit a portion of their cash in non-trading bank accounts at JPMorgan.

On November 1, 2010, the Partnership allocated substantially all of its capital to Morgan Stanley Smith Barney BHM I, LLC (“BHM Master”), a limited liability company organized under the limited liability company law of the State of Delaware. On February 1, 2016, the Partnership re-allocated substantially all of its capital to CMF Willowbridge Master Fund L.P. (“Willowbridge Master” or the “Master”), a limited partnership organized under the partnership laws of the State of New York. References herein to the “Master” may include, as relevant, BHM Master. The General Partner is also the general partner and commodity pool operator of the Master.

Prior to January 31, 2016, all trading decisions for the Partnership were made by Blenheim Capital Management L.L.C. (“Blenheim”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, discretionary trading program. Effective February 1, 2016, all trading decisions for the Partnership are made by Willowbridge Associates Inc. (“Willowbridge” or the “Advisor”) using Willowbridge’s wPraxis Futures Trading Approach, a proprietary discretionary trading program. A description of the trading activities and focus of the Advisor is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Blenheim was terminated as the trading advisor to the Partnership as of January 31, 2016, and the Partnership redeemed its entire investment in BHM Master. References herein to the “Advisor” may include, as relevant, Blenheim.

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

Prior to the close of business on December 31, 2017 and as of December 31, 2016, the Partnership owned approximately 9.3% and 12.7%, respectively, of Willowbridge Master. The Partnership intends to continue to invest substantially all of its assets in Willowbridge Master. The performance of the Partnership is directly affected by the performance of Willowbridge Master and prior to January 31, 2016, was directly affected by the performance of BHM Master.

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

Under the Partnership customer agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) through its investment in the Master. Clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Master’s account at MS&Co. are deposited in the Partnership’s account at MS&Co. or at the Master’s counterparty JPMorgan. The Partnership’s cash is deposited by MS&Co. in segregated bank accounts to the extent required by Commodity Futures Trading Commission (“CFTC”) regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the Partnership’s average daily equity maintained in cash allocated to it by Willowbridge Master was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill rate less 0.15% during such month. Prior to January 31, 2016, MS&Co. had agreed to pay BHM Master interest on 100% of its average daily equity maintained in cash in BHM Master’s accounts during each month at the monthly average of the 4-week U.S. Treasury bill rate less 0.15% during such month but in no event less than zero. The Partnership customer agreement may generally be terminated upon notice by either party.

Subscribers of Units will not be charged an initial sales commission, but the Partnership will, however, pay the Placement Agent ongoing compensation on a monthly basis equal to a percentage of the each investor’s aggregate principal investment in the Partnership as adjusted for additional subscriptions, redemptions, and exchanges.

Under the Partnership’s selling agreement with Morgan Stanley Wealth Management, the Partnership pays Morgan Stanley Wealth Management a monthly placement agent fee. This monthly placement agent fee is equal to (i) 2.0% per year of the net assets of Class A of the Partnership as of the first day of each month and (ii) 0.75% per year of the net assets of Class D of the Partnership as of the first day of each month. Class Z is currently not subject to ongoing placement agent fees. Prior to April 1, 2014, the monthly ongoing placement agent fees for Class A were paid at a rate of 1/12th of 3.0% (a 3.0% annual rate). The Placement Agent will pay a portion of the ongoing placement agent fees it receives from the Partnership to the Morgan Stanley Financial Advisor or Private Wealth Advisor responsible for selling the Units to the Limited Partner.

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

(b) Financial Information about Segments. The Partnership’s business consists of only one segment, speculative trading of commodity interests as described in Item 1(a) above. The Partnership does not engage in sales of goods or services. The Partnership’s net income (loss) for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 is set forth under “Item 6. Selected Financial Data.” The Partnership’s capital as of December 31, 2017 was $29,197,758.

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

The Master and Partnership incur substantial charges. The Master must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Master is required to pay brokerage commissions and the Partnership is required to pay monthly management fees to the Advisor regardless of its performance. In addition, the Master pays the Advisor an incentive fee equal to 20% of trading profits. As a Limited Partner in the Partnership, you will be indirectly responsible for the expenses paid by the Master. The Partnership pays the General Partner’s fee, and pays the Placement Agent’s ongoing compensation. In addition, the Partnership pays the administrative, operating, offering and organizational expenses of the Partnership and the Master’s pro-rata share of such expenses as incurred, not to exceed 0.25% annually of the net assets of the Partnership. To the extent that such administrative, operating, offering and organizational expenses exceed 0.25% annually of the net assets of the Partnership, the General Partner is contractually obligated to pay such expenses.

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

•

The General Partner, Morgan Stanley Investment Management, the Placement Agent and MS&Co. are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently. The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates. Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of Morgan Stanley and its managed futures business operated by the General Partner.

•	MS&Co. can benefit from bid/ask spreads to the extent the Advisor executes over-the-counter (“OTC”) foreign exchange spot trades with MS&Co. and bid/ask spreads are charged.

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

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the CFTC each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014 and is being implemented over time. Covered fund investments and relationships in place 2014 or after became subject to the Volcker Rule and Final Rule on July 21, 2015. Covered fund investments and relationships in place before 2014 are subject to an extended conformance period granted by the Federal Reserve in July 2016, expired on July 21, 2017. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds”. The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

The Volcker Rule and Final Rule impose a number of restrictions on Morgan Stanley and its affiliates that could affect the Partnership, the Master, the General Partner, and the Limited Partners. For example, to sponsor and invest in the Master, Morgan Stanley believes that it will need to comply with the Final Rule’s “asset management” exemption to the Volcker Rule’s prohibition on sponsoring and investing in covered funds. Under this exemption, investments made by Morgan Stanley (aggregated with certain affiliate and employee investments) in the Master will be limited to 3% of the Master’s total ownership interests, measured by reference to both the number of ownership interests and the fair market value of such ownership interests (“per fund limit”). In addition, total investments in covered funds by Morgan Stanley (aggregated with certain affiliate and employee investments) in reliance on the asset management exception and certain other exemptions are limited to 3% of Morgan Stanley’s tier 1 capital (“aggregate limit”). A change in the tier 1 capital of Morgan Stanley may mean that retention of some or all of the ownership interests in the Partnership (and indirectly, the Master) by Morgan Stanley or certain of its affiliates and employees would violate the aggregate investment limit. In addition, redemptions from the Partnership, withdrawal or default of an investor in the Partnership, or an excuse or election to not participate in a call for capital contributions by an investor in the Partnership, may cause a violation of the per fund limit by Morgan Stanley. To the extent that the retention of an interest in the Partnership or Master or further investment in the Partnership or Master by Morgan Stanley or certain of its affiliates and employees would result in a violation of either the per fund limit or the aggregate limit, then Morgan Stanley and certain of its affiliates and employees may be required to dispose, transfer or otherwise reduce some or all of its interest in the Partnership or Master or may be prohibited, entirely or partially, from making further investments in the Partnership or Master.

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, or (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest, pursuant to a particular Volcker Rule exemption. These general prohibitions will restrict certain lending, hedging and other transactions and relationships between Morgan Stanley affiliates and the Partnership.

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

ANY LOSSES IN THE PARTNERSHIP WILL BE BORNE SOLELY BY INVESTORS IN THE PARTNERSHIP AND NOT BY MORGAN STANLEY AND ITS AFFILIATES. THEREFORE, MORGAN STANLEY’S LOSSES IN THE PARTNERSHIP WILL BE LIMITED TO LOSSES ATTRIBUTABLE TO THE OWNERSHIP INTERESTS IN THE PARTNERSHIP HELD BY MORGAN STANLEY AND ITS AFFILIATES IN THEIR CAPACITY AS INVESTORS IN THE PARTNERSHIP. INTERESTS IN THE PARTNERSHIP ARE NOT INSURED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION AND ARE NOT DEPOSITS, OBLIGATIONS OF, OR ENDORSED OR GUARANTEED IN ANY WAY, BY MORGAN STANLEY AND ITS AFFILIATES. MORGAN STANLEY AND ITS AFFILIATES DO NOT, DIRECTLY OR INDIRECTLY, GUARANTEE, ASSUME OR OTHERWISE INSURE THE OBLIGATIONS OR PERFORMANCE OF THE PARTNERSHIP DESCRIBED HEREIN OR ANY COVERED FUND IN WHICH SUCH PARTNERSHIP INVESTS. INVESTORS SHOULD READ THIS MEMORANDUM BEFORE INVESTING IN THE PARTNERSHIP. MORGAN STANLEY IS THE SPONSOR OF THE PARTNERSHIP FOR PURPOSES OF SECTION 619 OF THE DODD-FRANK ACT (“THE VOLCKER RULE”). A DESCRIPTION OF THE ROLE AND SERVICES OF MORGAN STANLEY IS PROVIDED HEREIN.

Assets held in accounts at U.S. banks may not be fully insured. The assets of the Master that are deposited with commodity brokers FX counterparties or their affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of insured U.S. bank holding deposit accounts that were established by a commodity broker or one of its affiliates, then it is uncertain whether the commodity broker, the affiliate involved, the Master, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

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

Allowing Investments by Benefit Plan Investors may Result in Adverse Consequences Under ERISA or the Code. It is the current intent of the General Partner to conduct its operations so that the assets of each class of equity interests in the Partnership should not be deemed to constitute the “plan assets” of Benefit Plan Investors. If, however, the Partnership were deemed to hold “plan assets” of Benefit Plan Investors: (i) ERISA’s fiduciary standards may apply to the Partnership and might materially affect the operations of the Partnership, and (ii) any transaction with the Partnership could be deemed a transaction with each benefit plan investor and may cause transaction into which the Partnership might enter in the ordinary course of business to constitute prohibited transactions under ERISA and/or § 4975 of the Code. In order to avoid having assets of the Partnership treated as “plan assets,” the General Partner intends to restrict the acquisition and/or redemption of Units, and such restrictions could delay or preclude the ability to transfer or redeem Units, or cause Units to lose value. However, there can be no assurances that this strategy will be successful.

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

The percentage of the Master’s positions which are traded on foreign exchanges can vary significantly from month to month. The average percentage of the Master’s positions which are expected to be traded on foreign exchanges in any given month is anticipated to range from 15% to 97% of the Master’s positions, but could be greater or less than such expected range during any time period.

The unregulated nature of uncleared trades in the OTC markets creates counterparty risks that do not exist in futures trading on exchanges or in cleared swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts, are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and the Master is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts with MS&Co. and is at risk with respect to the creditworthiness and trading practices of each of MS&Co. and JPMorgan as the counterparty to the contracts. See “Trading Swaps Creates Distinctive Risks” below.

Forward foreign currency and spot contracts historically were not regulated when traded between certain “eligible contract participants” and are subject to credit risk. The Partnership may trade forward contracts in foreign currencies and may engage in spot commodity transactions (transactions in physical commodities). These contracts, unlike futures contracts and options on futures, historically were not regulated by the CFTC when traded between certain “eligible contract participants,” as defined in the Commodity Exchange Act. On July 21, 2010, the President signed into law major financial services reform legislation in the form of the Dodd-Frank Act. The Dodd-Frank Act includes foreign currency forwards and foreign currency swaps (as such terms are defined in the Dodd-Frank Act) in the definition of “swap.” The CFTC has been granted authority to regulate all swaps, but grants the U.S. Treasury Department the discretion to exempt foreign currency forwards and foreign currency swaps from all aspects of the Dodd-Frank Act other than reporting, recordkeeping and business conduct rules for swap dealers and major swap participants. In November 2012, the U.S. Treasury Department determined that those transactions can be carved out of the swap category, and they are subject only to the noted categories of the Dodd-Frank Act requirements. Therefore, the Partnership will not receive the full benefit of CFTC regulation for certain of its foreign currency trading activities.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Partnership (directly or indirectly through trading companies and/or master funds) to post collateral to swap dealers and collect collateral from swap dealers. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

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

The Partnership is subject to speculative position limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, the Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Master. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Master. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed, in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only. The CFTC re-proposed revised position limits rules late in 2016, and the comment period for the rules closed in February 2017. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Master’s trading for the Partnership.

The Master has credit risk to the commodity broker and FX counterparty. The Master has credit risk because the commodity broker acts as the futures commission merchant for futures transactions or the FX counterparty of OTC foreign exchange spot transactions, with respect to most of the Master’s assets. The Master has credit risk to JPMorgan on OTC transactions, with respect to the Master’s assets, to the extent that the Master trades foreign exchange forward contracts. As such, in the event that either MS&Co., in its capacity as commodity broker and FX counterparty, or JPMorgan, in its capacity as FX counterparty to the Master (to the extent that it trades foreign exchange forward contracts), is unable to perform, the Master’s assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are marked-to-market on a daily basis, with variations in value credited or charged to the Master’s account on a daily basis. The commodity broker, as futures commission merchant for the Master’s exchange-traded contracts, is spot required, pursuant to CFTC regulations, to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by it with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Master’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Master may only recover a portion of the available customer funds. If no property is available for distribution, the Master would not recover any of its assets. With respect to the Partnership’s OTC spot contracts with MS&Co. and the Master’s OTC foreign exchange forward foreign exchange contracts and uncleared swaps with JPMorgan prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps that imposed certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. Uncleared swaps will generally be subject to initial and variation margin requirements which may require the Master to post collateral to swap dealers and collect collateral from swap dealers. Any initial margin that may be required to be posted by a swap dealer or the Master must be segregated and held by an independent third party custodian and cannot be rehypothecated. Variation margin is not required to be segregated and may be rehypothecated. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

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

Partnership performance may be hindered by increased competition for positions. Assets in managed futures have grown from an estimated $300 million in 1980 to approximately $347.0 billion as of December 31, 2017 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it may be for the Partnership or the Master to obtain the best prices.

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

Taxation Risks

Tax Laws Are Subject To Change at Any Time. Tax laws and court and IRS interpretations thereof are subject to change at any time, possibly with retroactive effect.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including, in the case of individuals, reducing the top federal income rate to 37%, creating special rules that reduce the taxation of certain income and eliminating or limiting various deductions, including capping the deduction for state and local taxes at $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduces the top corporate income tax rate to 21%.

The Tax Cuts and Jobs Act makes numerous other large and small changes to the federal income tax rules that may affect the Partnership’s investors and may directly or indirectly affect the Partnership. Moreover, the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification, and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

Prospective investors are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

The Partnership’s tax returns could be audited. The IRS could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, Limited Partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to newly effective legislation, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership is eligible to and makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

You will recognize short-term capital gain. Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 37%.

The Internal Revenue Service (“IRS”) could take the position that deductions for certain Partnership expenses are limited or entirely disallowed. As a result of the Tax Cuts and Jobs Act, deductions for “investment advisory expenses” of non-corporate taxpayers are disallowed for taxable years beginning after December 31, 2017 and beginning after January 1, 2026, and thereafter will be subject to certain limitations for U.S. federal income tax and alternative minimum tax purposes. The IRS could argue that certain Partnership expenses are investment advisory expenses. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Partnership.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014, and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statements of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2017 Audited Financial Statement.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 28, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $38 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $38 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On February 6, 2017, the action was remanded to the Superior Court of the Commonwealth of Massachusetts. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue remaining in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division, First Department, affirmed the lower court’s June 10, 2014 order. On July 28, 2017, MS&Co. filed a motion for leave to appeal that decision to the New York Court of Appeals. On October 3, 2017, the Appellate Division, First Department denied MS&Co.’s motion for leave to appeal. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $88 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At December 25, 2017, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

(b)  Holders. The number of holders of Units as of February 28, 2018 was 706 for Class A Units, 1 for Class D Units and 12 for Class Z Units.

(c)  Dividends. The Partnership did not declare any distribution in 2017 or 2016. The Partnership does not intend to declare distributions in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensatory Plans. None.

(e)  Performance Graph. Not applicable.

(f)  Recent Sales of Unregistered Securities — Use of Proceeds from Registered Securities. For the year ended December 31, 2017, there were subscriptions of 3,514.755 Units of Class A totaling $1,660,418 and 41.618 Units of Class Z totaling $21,881. For the year ended December 31, 2016, there were subscriptions of 20,945.612 Units of Class A totaling $10,382,291 and 386.994 Units of Class Z totaling $210,390. For the year ended December 31, 2015, there were subscriptions of 6,387.378 Units of Class A totaling $4,177,840 and 101.458 Units of Class Z totaling $71,818.

The Units were issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Section 506 of Regulation D promulgated thereunder. The Units were purchased by accredited investors as described in Regulation D.

Proceeds from the sales of Units are used in the trading of commodity interests including futures, swap, option and forward contracts, and any other interests pertaining thereto, including interests in commodity pools.

(g)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	1,318.569	$447.20	N/A	N/A	N/A	N/A
November 1, 2017 - November 30, 2017	3,097.835	$445.63	71.533	$ 505.78	N/A	N/A
December 1, 2017 - December 31, 2017	3,975.437	$443.27	N/A	N/A	N/A	N/A
	8,391.841	$444.76	71.533	$ 505.78

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

Item 6. Selected Financial Data.

Total interest income allocated from the Master, net expenses, total trading results allocated from the Master, net income (loss), and increase (decrease) in net asset value per Unit for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 and net asset value per Unit and total assets at December 31, 2017, 2016, 2015, 2014, and 2013 were as follows:

	2017	2016	2015	2014	2013
Total interest income allocated from the Master	$246,494	$103,855	$-	$-	$1,853
Net expenses	(1,976,326)	(2,724,190)	(7,250,848)	(12,391,620)	(15,481,398)
Total trading results allocated from the Master	(2,853,874)	(4,790,649)	(25,002,793)	7,200,378	6,956,919

Net income (loss)	$(4,583,706)	$(7,410,984)	$(32,253,641)	$(5,191,242)	$(8,522,626)

Increase (decrease) in net asset value per Unit:
Class A	$(56.69)	$(60.64)	$(157.00)	$(19.35)	$(26.98)

Class D	$(51.22)	$(53.79)	$(146.44)	$(8.19)	$(9.58)

Class Z	$(53.09)	$(55.09)	$(155.59)	$(3.15)	$(4.55)

Net asset value per Unit:
Class A	$443.27	$499.96	$560.60	$717.60	$736.95

Class D	$450.32	$501.54	$555.33	$701.77	$709.96

Class Z	$503.95	$557.04	$612.13	$767.72	$770.87

Total assets	$31,002,315	$49,835,315	$71,951,672	$190,332,186	$217,369,680

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(a) Liquidity.

The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, expense reimbursement and cash. Such assets are deposited in the Master’s trading account with MS&Co. or its affiliates. The funds in such account are available for margin and are used to engage in futures interest trading pursuant to instructions provided by the Advisor. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade futures interests indirectly through the investment in the Master, it is expected that the Master will continue to own such liquid assets for margin purposes. The Master does not engage in sale of goods or services. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred during the year ended December 31, 2017.

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

From January 1, 2017 through December 31, 2017, the Partnership’s average margin to equity ratio (i.e., the percentage of assets on deposit required for margin) was approximately 15.6%. The foregoing margin to equity ratio takes into account cash held in the Partnership’s name, as well as the allocable value of the positions and cash held on behalf of the Partnership in the name of the Master.

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

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Partnership’s/Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Partnership’s/Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Partnership/Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Partnership/Master have credit risk and concentration risk, as MS&Co., an MS&Co. affiliate or JPMorgan are counterparties or brokers with respect to the Partnership’s/Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or a MS&Co. affiliate, the Partnership’s/Master’s counterparty is an exchange or clearing organization.

The General Partner monitors and attempts to mitigate the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to analyze statistically actual trading results with risk adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

Other than the risks inherent in commodity futures, forward, options, swaps and other derivative trading and U.S. Treasury bills and money market mutual fund securities, the Partnership and the Master knows of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Master’s liquidity increasing or decreasing in any material way.

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

No forecast can be made as to the level of redemptions in any given period. A limited partner may require the Partnership to redeem some or all of its Units at their net asset value as of the last day of each month on three business days’ notice to the General Partner. There is no fee charged to limited partners in connection with redemptions. Redemptions generally are funded out of the Partnership’s cash holdings. For the year ended December 31, 2017, 33,834.956 Class A Limited Partner Units were redeemed totaling $15,964,793, 279.369 Class Z Limited Partner Units were redeemed totaling $151,281 and 307.585 Class Z General Partner Units were redeemed totaling $164,999. For the year ended December 31, 2016, 44,506.455 Class A Limited Partner Units were redeemed totaling $22,048,151, 264.441 Class Z Limited Partner Units were redeemed totaling $145,916 and 633.533 Class Z General Partner Units were redeemed totaling $355,064. For the year ended December 31, 2015, 136,448.827 Class A Limited Partner Units were redeemed totaling $85,086,353, 5,804.469 Class D Limited Partner Units were redeemed totaling $3,406,145, 1,526.928 Class Z Limited Partner Units were redeemed totaling $1,046,575 and 1,227.069 Class Z General Partner Units were redeemed totaling $835,169.

(c) Results of Operations.

For the year ended December 31, 2017, the net asset value per Unit for Class A decreased 11.3% from $499.96 to $443.27, the net asset value per Unit for Class D decreased 10.2% from $501.54 to $450.32 and the net asset value per Unit for Class Z decreased 9.5% from $557.04 to $503.95. For the year ended December 31, 2016, the net asset value per Unit for Class A decreased 10.8% from $560.60 to $499.96, the net asset value per Unit for Class D decreased 9.7% from $555.33 to $501.54 and the net asset value per Unit for Class Z decreased 9.0% from $612.13 to $557.04. For the year ended December 31, 2015, the net asset value per Unit for Class A decreased 21.9% from $717.60 to $560.60, the net asset value per Unit for Class D decreased 20.9% from $701.77 to $555.33 and the net asset value per Unit for Class Z decreased 20.3% from $767.72 to $612.13.

The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses of $2,853,874 for the year ended December 31, 2017. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. interest rates and metals and were partially offset by gains in non-U.S. interest rates. The net trading gain or loss for the Partnership is discussed under “Item 8. Financial Statements and Supplementary Data.”

During the first quarter, the most notable losses were recorded during January and February from short positions in U.S. equity index futures as prices moved higher amid expectations of fiscal stimulus from the new U.S. Presidential Administration. Losses were also recorded during February from long positions in the British pound and Swiss franc, as well as within the metals markets from long positions in copper futures as prices declined on growing global stockpiles. Additional losses were incurred within the global interest rate sector from long positions in U.S. fixed income futures. The Partnership’s first quarter losses were partially offset by gains achieved within the energy markets during January from short positions in crude oil futures as prices declined sharply during the first half of the month.

During the second quarter, the most meaningful gains were achieved within the global interest rate markets during June from short positions in European fixed income futures as a result of a global bond sell-off. Further gains were recorded within the currencies during April from positions in the British pound, as well as within the energies during May. A majority of these gains was offset by losses recorded in the global stock index sector during April and May from short positions in U.S. equity index futures as prices rallied amid positive economic data. Further losses were experienced during May within the metals sector from long positions in copper futures as prices declined due to weak industrial demand.

During the third quarter, losses were incurred within the global interest rate sector during July and August from short positions in European and U.S. fixed income futures as prices moved higher. Additional losses were experienced in the global stock index markets during September from short positions in U.S. equity index futures as surging confidence in the global economy buoyed equity prices. Smaller losses were incurred in currencies during September and in the energy sector during July. Additional losses were incurred during July within the currency sector from positions in the euro and Japanese yen. Further losses were recorded within the metals markets during September and in the energy sector during July, August, and September.

During the fourth quarter, the Partnership recorded a loss in global stock index futures during October and December from short positions as equity prices continued their rally on optimism for global economic growth. Losses were also recorded in the energy markets from short positions in Brent crude oil during November and December as prices rose throughout the quarter on expectations for further output cuts from OPEC and Russia. Additional trading losses were recorded in metals during November primarily from positions in aluminum futures. The Partnership’s losses for the fourth quarter were largely offset by gains within the global interest rate markets experienced during November and December from short positions in European fixed income futures as prices declined amid weakening investor demand for debt instruments. Net trading results in the currencies were relatively flat for the quarter.

The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses of $4,790,649 for the year ended December 31, 2016. Losses were primarily attributable to the Master’s trading of commodity futures in energy, grains, U.S. and non-U.S. interest rates, metals and softs and were partially offset by gains in currencies and indices.

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

MS&Co. has agreed to pay the Partnership interest on 80% of the Partnership’s average daily equity maintained in cash allocated to it by Willowbridge Master at the monthly average of the 4-week U.S. Treasury bill rate less 0.15% during such month. Prior to January 31, 2016, MS&Co. had agreed to pay BHM Master interest on 100% of its average daily equity maintained in cash in BHM Master’s accounts during each month at the monthly average of the 4-week U.S. Treasury bill rate less 0.15% during such month but in no event less than zero. All interest earned on U.S. Treasury bills and money market mutual fund securities will be retained by the Partnership and/or the Master, as applicable. Any interest income earned on collateral deposited by the Master and held by JPMorgan in its capacity as the Master’s forward foreign currency counterparty will be retained by the Master, and the Partnership will receive its allocable portion of such interest from the Master. Interest income allocated from the Master for the three and twelve months ended December 31, 2017 increased by $44,871 and $142,639, respectively, as compared to the corresponding periods in 2016. The increase in interest income is primarily due to higher 4-week U.S. Treasury bill discount rates during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016. Interest earned by the Partnership will increase the net asset value of the Partnership. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master or MS&Co. has control.

Ongoing placement agent fees are calculated on a monthly basis as a percentage of the net assets of the Partnership as of the beginning of each month. The ongoing placement agent fees for the three and twelve months ended December 31, 2017 decreased by $81,210 and $296,693, respectively, as compared to the corresponding periods in 2016. The decrease in ongoing placement agent fees is primarily due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Management fees were borne by Blenheim Master, prior to its termination effective January 31, 2016. Effective February 1, 2016, management fees began to be charged on the Partnership level based on the net assets of the Partnership as of the first day of each month. Accordingly, they must be analyzed in relation to the fluctuations in monthly beginning net asset values. Management fees for the three and twelve months ended December 31, 2017 decreased by $62,019 and $140,358, respectively, as compared to the corresponding periods in 2016. The decrease in management fees is due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. General Partner fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. General Partner fees for the three and twelve months ended December 31, 2017 decreased by $41,346 and $150,509, respectively, as compared to the corresponding periods in 2016. The decrease in General Partner fees is due to lower average net assets during the three and twelve months ended December 31, 2017 as compared to the corresponding periods in 2016.

Incentive fees were borne by BHM Master, prior to its termination effective January 31, 2016. Effective February 1, 2016, incentive fees began to be charged on the Partnership level. Incentive fees are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three and twelve months ended December 31, 2017 and 2016. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership and the Master as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership.

The Partnership, through its investment in the Master, experienced a net trading loss before fees and expenses of $25,002,793 for the year ended December 31, 2015. Losses were primarily attributable to the Master’s trading of commodity futures in metals and global stock index markets and were partially offset by gains in agricultural, currency and energy.

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

(g) Critical Accounting Policies.

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. As a result, actual results could differ from these estimates. A summary of the Partnership’s significant accounting policies is described in Note 2 to the Partnership’s financial statements included in “Item 8. Financial Statements and Supplementary Data.”

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

Quantifying the Master’s Trading Value at Risk

The following qualitative disclosures regarding the Master’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Master manages its primary market risk exposures — contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Master’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Master’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Master.

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

The Master’s Trading Value at Risk in Different Market Sectors

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of December 31, 2017 and 2016, and the highest, lowest and average value at any point during the year. All open position trading risk exposures of the Master have been included in calculating the figures set forth below.

Prior to the close of business on December 31, 2017, Willowbridge Master’s total capitalization was $332,211,210, and the Partnership owned approximately 9.3% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk prior to the close of business on December 31, 2017 was as follows:

		December 31, 2017
			Twelve Months Ended December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk *
Currencies	$18,377,762	5.53%	$83,446,338	$3,531,563	$34,901,146
Interest Rates Non-U.S.	5,390,008	1.62	21,928,085	-	6,693,730

Total	$23,767,770	7.15%

*	Annual average of month-end Values at Risk.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures — contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Ceres and the Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2017 by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Equities. As of December 31, 2017, the Partnership did not have any exposure to the equity markets. From time to time, the Partnership can be exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.) The stock indices traded by the Partnership are limited to futures and options on futures on broadly based indices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership as of December 31, 2017.

Foreign Currency Balances. The Partnership may hold various foreign currency balances. The Trading Advisor regularly converts foreign currency balances to U.S. dollars in an attempt to control the Partnership’s non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The General Partner monitors and attempts to mitigate the Partnership’s, through its investment in the Master, risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership/Master may be subject. These monitoring systems generally allow the General Partner to analyze statistically actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

Item 8. Financial Statements and Supplementary Data.

CERES TACTICAL MACRO L.P.

The following financial statements and related items of the Partnership are filed under this Item 8: Oath or Affirmation, Management’s Report on Internal Control over Financial Reporting; Report of Independent Registered Public Accounting Firm, for the years ended December 31, 2017, 2016 and 2015; Statements of Financial Condition at December 31, 2017 and 2016; Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015; Statements of Changes in Partners’ Capital for the years ended December 2017, 2016 and 2015; and Notes to Financial Statements.

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

The management of Ceres Tactical Macro L.P. has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Partnership maintained effective internal control over financial reporting as of December 31, 2017 based on the criteria referred to above.

Patrick T. Egan	Steven Ross
President and Director	Chief Financial Officer and Director
Ceres Managed Futures LLC	Ceres Managed Futures LLC
General Partner,	General Partner,
Ceres Tactical Macro L.P.	Ceres Tactical Macro L.P.

Report of Independent Registered Public Accounting Firm

To the Partners of Ceres Tactical Macro L.P.,

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Ceres Tactical Macro L.P. (the “Partnership”) as of December 31, 2017, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017, and the results of its operations and the changes in its partners’ capital for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The statement of financial condition as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2016 and 2015 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Ceres Tactical Macro L.P.:

We have audited the accompanying statements of financial condition of Ceres Tactical Macro L.P. (formerly, Managed Futures Premier Macro L.P.) (the “Partnership”) as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ceres Tactical Macro L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

Ceres Tactical Macro L.P.

Statements of Financial Condition

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets:
Investment in the Master, at fair value (Note 1)	$29,118,122	$49,833,558
Redemptions receivable from the Master	1,882,599	-
Expense reimbursement	599	763
Cash at bank (Note 1)	995	994

Total assets	$31,002,315	$49,835,315

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Management fees (Note 3b)	$38,908	$62,377
Redemptions payable to General Partner (Note 6)	25,000	-
Redemptions payable to Limited Partners (Note 6)	1,740,649	1,392,700

Total liabilities	1,804,557	1,455,077

Partners’ Capital:
General Partner, Class Z, 702.600 and 1,010.185 Units outstanding at December 31, 2017 and 2016, respectively	354,077	562,712
Limited Partners, Class A, 64,461.506 and 94,781.707 Units outstanding at December 31, 2017 and 2016, respectively	28,574,049	47,386,996
Limited Partners, Class D, 15.414 Units outstanding at December 31, 2017 and 2016	6,941	7,731
Limited Partners, Class Z, 521.261 and 759.012 Units outstanding at December 31, 2017 and 2016, respectively	262,691	422,799

Total partners’ capital (net asset value)	29,197,758	48,380,238

Total liabilities and partners’ capital	$31,002,315	$49,835,315

Net asset value per Unit:
Class A	$443.27	$499.96

Class D	$450.32	$501.54

Class Z	$503.95	$557.04

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment Income:
Interest income allocated from the Master (Note 3c)	$246,494	$103,855	$-

Expenses:
Expenses allocated from the Master	156,762	281,234	3,244,544
Ongoing placement agent fees (Note 3d)	760,072	1,056,765	2,494,161
Management fees (Note 3b)	581,869	722,227	-
General Partner fees (Note 3a)	387,911	538,420	1,285,704
Professional fees	193,416	254,009	267,899

Total expenses	2,080,030	2,852,655	7,292,308
Expenses borne by the General Partner	(103,704)	(128,465)	(41,460)

Net expenses	1,976,326	2,724,190	7,250,848

Net investment loss	(1,729,832)	(2,620,335)	(7,250,848)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(2,350,258)	(5,245,262)	(31,832,074)
Net change in unrealized gains (losses) on open contracts allocated from the Master	(503,616)	454,613	6,829,281

Total trading results	(2,853,874)	(4,790,649)	(25,002,793)

Net income (loss)	$(4,583,706)	$(7,410,984)	$(32,253,641)

Net income (loss) per Unit * (Note 7):
Class A	$(56.69)	$(60.64)	$(157.00)

Class D	$(51.22)	$(53.79)	$(146.44)

Class Z	$(53.09)	$(55.09)	$(155.59)

Weighted average Units outstanding:
Class A	79,801.599	106,050.529	191,932.968

Class D	15.414	15.414	3,640.386

Class Z	1,463.931	1,818.642	3,422.398

*	Represents the change in net asset value per Unit.

See accompanying notes to financial statements.

Ceres Tactical Macro, L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2017, 2016 and 2015

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2014	$178,254,779	248,403.999	$4,084,197	5,819.883	$3,786,921	4,932.716	$186,125,897	259,156.598
Subscriptions - Limited Partners	4,177,840	6,387.378	-	-	71,818	101.458	4,249,658	6,488.836
Redemptions - General Partner	-	-	-	-	(835,169)	(1,227.069)	(835,169)	(1,227.069)
Redemptions - Limited Partners	(85,086,353)	(136,448.827)	(3,406,145)	(5,804.469)	(1,046,575)	(1,526.928)	(89,539,073)	(143,780.224)
Net income (loss)	(31,002,916)	-	(669,492)	-	(581,233)	-	(32,253,641)	-

Partners’ Capital, December 31, 2015	66,343,350	118,342.550	8,560	15.414	1,395,762	2,280.177	67,747,672	120,638.141
Subscriptions - Limited Partners	10,382,291	20,945.612	-	-	210,390	386.994	10,592,681	21,332.606
Redemptions - General Partner	-	-	-	-	(355,064)	(633.533)	(355,064)	(633.533)
Redemptions - Limited Partners	(22,048,151)	(44,506.455)	-	-	(145,916)	(264.441)	(22,194,067)	(44,770.896)
Net income (loss)	(7,290,494)	-	(829)	-	(119,661)	-	(7,410,984)	-

Partners’ Capital, December 31, 2016	47,386,996	94,781.707	7,731	15.414	985,511	1,769.197	48,380,238	96,566.318
Subscriptions - Limited Partners	1,660,418	3,514.755	-	-	21,881	41.618	1,682,299	3,556.373
Redemptions - General Partner	-	-	-	-	(164,999)	(307.585)	(164,999)	(307.585)
Redemptions - Limited Partners	(15,964,793)	(33,834.956)	-	-	(151,281)	(279.369)	(16,116,074)	(34,114.325)
Net income (loss)	(4,508,572)	-	(790)	-	(74,344)	-	(4,583,706)	-

Partners’ Capital, December 31, 2017	$28,574,049	64,461.506	$6,941	15.414	$616,768	1,223.861	$29,197,758	65,700.781

Net asset value per Unit:
2015:	Class A	$560.60

	Class D	$555.33

	Class Z	$612.13

2016:	Class A	$499.96

	Class D	$501.54

	Class Z	$557.04

2017:	Class A	$443.27

	Class D	$450.32

	Class Z	$503.95

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Notes to Financial Statements

1.	Organization:

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

During the periods covered by this report, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership and the Master also deposit a portion of their cash in non-trading bank accounts at JPMorgan Chase Bank, N.A. (“JPMorgan”).

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

Prior to January 31, 2016, all trading decisions for the Partnership were made by Blenheim Capital Management L.L.C. (“Blenheim”) using Blenheim’s Global Markets Strategy-Futures/FX program, a proprietary, discretionary trading program. Effective February 1, 2016, all trading decisions for the Partnership are made by Willowbridge Associates Inc. (“Willowbridge” or the “Advisor”) using Willowbridge’s wPraxis Futures Trading Approach, a proprietary discretionary trading program. Blenheim was terminated as the advisor to the Partnership as of January 31, 2016, and the Partnership redeemed its entire investment in BHM Master. References herein to the “Advisor” may include, as relevant, Blenheim.

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

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

The financial statements of Willowbridge Master, including the Condensed Schedules of Investments, are attached to this report and should be read together with the Partnership’s financial statements.

Prior to the close of business on December 31, 2017 and as of December 31, 2016, the Partnership owned approximately 9.3% and 12.7%, respectively, of Willowbridge Master. The Partnership intends to continue to invest substantially all of its assets in Willowbridge Master. The performance of the Partnership is directly affected by the performance of Willowbridge Master and prior to January 31, 2016, was directly affected by the performance of BHM Master.

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

c.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2017 and 2016, the Partnership carried no debt and all of the Partnership’s and Master’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

d.

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

Master’s Investments. All commodity interests of the Master, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements” in the attached Master’s financial statements) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Master’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Master’s Statements of Income and Expenses. The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments due to fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Master’s Statements of Income and Expenses.

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The Partnership follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Partnership’s Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

f.

Investment Company Status. Effective January 1, 2014, the Partnership adopted Accounting Standards Update 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

g.	Net Income (Loss) per Unit. Net income (loss) per Unit for each Class is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

Ceres Tactical Macro L.P.

Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

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

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with Willowbridge, the trading advisor of Willowbridge Master. The Partnership pays Willowbridge a monthly fee for professional management services equal to  1⁄12 of 1.5% (1.5% per year) of the net assets of the Partnership as of the first day of each month allocated to Willowbridge. Prior to January 31, 2016, BHM Master accrued and paid Blenheim a monthly management fee equal to 1/12 of 2% (2% per year) of the net assets allocated to Blenheim as of the first day of each month.

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

The Partnership has entered into a customer agreement with MS&Co. (the “Partnership Customer Agreement”). Under the Partnership Customer Agreement, the Partnership pays trading fees for the clearing and, where applicable, execution of transactions, as well as exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) through its investment in the Master. Clearing fees are allocated to the Partnership based on its proportionate share of the Master. Clearing fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All of the Partnership’s assets available for trading in commodity interests not held in the Master’s account at MS&Co. are deposited in the Partnership’s account at MS&Co. or at the Master’s counterparty, JPMorgan. The Partnership’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. MS&Co. has agreed to pay the Partnership interest on 80% of the Partnership’s daily average equity allocated to it by Willowbridge Master at the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month. Prior to January 31, 2016, MS&Co. had agreed to pay BHM Master interest on 100% of its daily average equity maintained in cash in BHM Master’s accounts during each month at the monthly average of the 4-week U.S. Treasury bill discount rate less 0.15% during such month but in no event less than zero. The Partnership Customer Agreement may generally be terminated upon notice by either party.

Ceres Tactical Macro L.P.

Notes to Financial Statements

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

Trading and transaction fees are based on the number of trades executed by the Advisor for the Master and the Partnership’s percentage ownership of the Master. The Partnership pays the ongoing administrative, operating, offering and organizational expenses of the Partnership as such expenses are incurred, not to exceed 0.25% annually of the net assets of the Partnership. To the extent that such ongoing administrative, operating, offering and organizational expenses exceed 0.25% annually of the net assets of the Partnership, the General Partner is contractually obligated to pay such expenses, as reflected in the Statements of Income and Expenses as expenses borne by the General Partner.

For disclosures regarding the Master’s trading activities, see Note 4, “Trading Activities”, in the attached Master’s financial statements.

Prior to January 31, 2016, the performance of the Partnership was directly affected by the performance of BHM Master. Thus, summarized financial information for BHM Master is included in this report.

Ceres Tactical Macro L.P.

Notes to Financial Statements

Summarized information reflecting the net investment income (loss), total trading results and net income (loss) of BHM Master is shown in the following tables.

	For the year ended December 31, 2016
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
BHM Master (a)	$(170,710)	$(6,343,252)	$(6,513,962)

	For the year ended December 31, 2015
	Net Investment Income (Loss)	Total Trading Results	Net Income (Loss)
BHM Master	$(3,875,220)	$(31,114,859)	$(34,990,079)

(a)	From January 1, 2016 through January 31, 2016, the date the Partnership fully redeemed its interest in BHM Master.

5.	Fair Value Measurements:

See Note 5 of the Master’s financial statements for the determination of the fair value of the Master’s investments and related disclosures, including the fair value hierarchy, pursuant to ASC 820, “Fair Value Measurement.”

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the Limited Partner Classes as a whole for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017						2016						2015
	Class A		Class D		Class Z		Class A		Class D		Class Z		Class A		Class D		Class Z
Per Unit Performance
(for a unit outstanding throughout the year): *
Net realized and unrealized gains (losses)	$(35.26)		$(35.65)		$(39.73)		$(36.21)		$(35.82)		$(39.08)		$(120.45)		$(118.30)		$(129.83)
Net investment loss	(21.43)		(15.57)		(13.36)		(24.43)		(17.97)		(16.01)		(36.55)		(28.14)		(25.76)

Increase (decrease) for the year	(56.69)		(51.22)		(53.09)		(60.64)		(53.79)		(55.09)		(157.00)		(146.44)		(155.59)
Net asset value per Unit, beginning of year	499.96		501.54		557.04		560.60		555.33		612.13		717.60		701.77		767.72

Net asset value per Unit, end of year	$443.27		$450.32		$503.95		$499.96		$501.54		$557.04		$560.60		$555.33		$612.13

	2017						2016						2015
	Class A		Class D		Class Z		Class A		Class D		Class Z		Class A		Class D		Class Z
Ratios to Average Limited Partners’ Capital:
Net investment loss **	(4.6	) %	(3.3	) %	(2.5	) %	(5.0	) %	(3.6	) %	(3.1	) %	(5.9	) %	(4.7	) %	(3.7	) %

Operating expenses before expenses borne by the General Partner and incentive fees	5.5%		4.2%		3.5%		5.5%		4.1%		3.5%		6.0%		4.7%		3.7%
Expenses borne by the General Partner	(0.3	) %	(0.3	) %	(0.3	) %	(0.2	) %	(0.2	) %	(0.2	) %	(0.1	) %	-%		-%
Incentive fees	-%		-%		-%		-%		-%		-%		-%		-%		-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.2%		3.9%		3.2%		5.3%		3.9%		3.3%		5.9%		4.7%		3.7%

Total return:
Total return before incentive fees	(11.3	) %	(10.2	) %	(9.5	) %	(10.8	) %	(9.7	) %	(9.0	) %	(21.9	) %	(20.9	) %	(20.3	) %
Incentive fees	-%		-%		-%		-%		-%		-%		-%		-%		-%

Total return after incentive fees	(11.3	) %	(10.2	) %	(9.5	) %	(10.8	) %	(9.7	) %	(9.0	) %	(21.9	) %	(20.9	) %	(20.3	) %

*

Net investment loss per Unit is calculated by dividing the interest income less total expenses by the average number of Units outstanding during the year. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

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

Notes to Financial Statements

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

The General Partner monitors and attempts to mitigate the Partnership’s/Master’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master may be subject. These monitoring systems generally allow the General Partner to analyze statistically actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, online monitoring systems provide account analysis of futures, forward and option contracts by sector, margin requirements, gain and loss transactions and collateral positions.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are available to be issued. The General Partner has assessed the subsequent events through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Selected unaudited quarterly financial data for the Partnership for the years ended December 31, 2017 and 2016 are summarized below:

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Total investment income allocated from the Master	$74,978	$68,613	$58,048	$44,855
Net expenses	(427,219)	(472,262)	(504,146)	(572,699)
Total trading results	(594,173)	(1,793,517)	330,462	(796,646)

Net income (loss)	$(946,414)	$(2,197,166)	$(115,636)	$(1,324,490)

Increase (decrease) in net asset per Unit:
Class A	$(13.05)	$(28.04)	$(1.25)	$(14.35)

Class D	$(11.80)	$(26.84)	$0.27	$(12.85)

Class Z	$(12.23)	$(28.93)	$1.32	$(13.25)

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Total investment income allocated from the Master	$30,107	$29,609	$21,255	$22,884
Net expenses	(593,967)	(660,050)	(667,805)	(802,368)
Total trading results	3,628,541	(1,123,262)	(1,155,568)	(6,140,360)

Net income (loss)	$3,064,681	$(1,753,703)	$(1,802,118)	$(6,919,844)

Increase (decrease) in net asset per Unit:
Class A	$30.07	$(16.12)	$(16.68)	$(57.91)

Class D	$31.60	$(14.59)	$(15.05)	$(55.75)

Class Z	$36.06	$(15.16)	$(15.60)	$(60.39)

To the Limited Partners of

CMF Willowbridge Master Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.

By:	Patrick T. Egan
President and Director
Ceres Managed Futures LLC
General Partner,
CMF Willowbridge Master Fund L.P.

Ceres Managed Futures LLC
522 Fifth Avenue
New York, NY 10036
(855) 672-4468

Report of Independent Registered Public Accounting Firm

To the General Partner of CMF Willowbridge Master Fund L.P.,

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of CMF Willowbridge Master Fund L.P. (the “Partnership”), including the condensed schedule of investments, as of December 31, 2017, and the related statements of income and expenses and changes in partners’ capital for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and the results of its operations and changes in its partners’ capital for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The statement of financial condition, including the condensed schedule of investments, as of December 31, 2016, and the related statements of income and expenses and changes in partners’ capital for the years ended December 31, 2016 and 2015 were audited by another independent registered public accounting firm whose report, dated March 24, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of the Partnership’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies from brokers were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Partnership since 2017.

Boston, MA

March 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of CMF Willowbridge Master Fund L.P.:

We have audited the accompanying statements of financial condition of CMF Willowbridge Master Fund L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2016 and 2015, and the related statements of income and expenses and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of CMF Willowbridge Master Fund L.P. as of December 31, 2016 and 2015, and the results of its operations and changes in its partners’ capital for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

March 24, 2017

CMF Willowbridge Master Fund L.P.

Statements of Financial Condition

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets:
Equity in trading accounts:
Investment in U.S. Treasury bills, at fair value (amortized cost of $0 and $223,796,458 at December 31, 2017 and 2016, respectively)	$-	$223,888,618
Unrestricted cash (Note 3c)	309,795,856	144,543,700
Restricted cash (Note 3c)	24,382,419	22,178,252
Net unrealized appreciation on open futures contracts	1,813,622	807,317
Net unrealized appreciation on open forward contracts	-	1,884,575
Options purchased, at fair value (premiums paid $155,480 and $3,892,637 at December 31, 2017 and 2016, respectively)	109,340	3,544,166

Total equity in trading accounts	336,101,237	396,846,628
Cash at bank (Note 1)	436	217

Total assets	$336,101,673	$396,846,845

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$3,852,549	$-
Options written, at fair value (premiums received $0 and $5,282,576 at December 31, 2017 and 2016, respectively)	-	5,320,026
Accrued expenses:
Professional fees	37,914	28,206
Redemptions payable (Note 6)	35,206,309	-

Total liabilities	39,096,772	5,348,232

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at December 31, 2017 and 2016	-	-
Limited Partners, 108,310.6257 and 131,992.0046 Redeemable Units outstanding at December 31, 2017 and 2016, respectively	297,004,901	391,498,613

Total partners’ capital (net asset value)	297,004,901	391,498,613

Total liabilities and partners’ capital	$336,101,673	$396,846,845

Net asset value per Redeemable Unit	$2,742.16	$2,966.08

See accompanying notes to financial statements.

CMF Willowbridge Master Fund L.P.

Condensed Schedule of Investments

December 31, 2017

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates Non-U.S.	1,636	$447,031	0.15%

Total futures contracts purchased		447,031	0.15

Futures Contracts Sold
Interest Rates Non-U.S.	5,829	1,366,591	0.46

Total futures contracts sold		1,366,591	0.46

Net unrealized appreciation on open futures contracts		$1,813,622	0.61%

Unrealized Appreciation on Open Forward Contracts
Currencies	$658,878,601	$6,614,739	2.23%
Metals	303	550,930	0.19

Total unrealized appreciation on open forward contracts		7,165,669	2.42

Unrealized Depreciation on Open Forward Contracts
Currencies	$743,371,321	(9,837,503)	(3.31)
Metals	303	(1,180,715)	(0.40)

Total unrealized depreciation on open forward contracts		(11,018,218)	(3.71)

Net unrealized depreciation on open forward contracts		$(3,852,549)	(1.29)%

Options Purchased
Calls
Energy	1,562	$109,340	0.04%

Total options purchased (premiums paid $155,480)		$109,340	0.04%

See accompanying notes to financial statements.

CMF Willowbridge Master Fund L.P.

Condensed Schedule of Investments

December 31, 2016

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Interest Rates U.S.	543	$342,719	0.09%
Interest Rates Non-U.S.	1,659	(1,782,488)	(0.46)

Total futures contracts purchased		(1,439,769)	(0.37)

Futures Contracts Sold
Indices	443	136,780	0.03
Interest Rates Non-U.S.	1,552	2,110,306	0.55

Total futures contracts sold		2,247,086	0.58

Net unrealized appreciation on open futures contracts		$807,317	0.21%

Unrealized Appreciation on Open Forward Contracts
Currencies	$212,149,063	$1,771,201	0.45%
Metals	613	3,825,033	0.98

Total unrealized appreciation on open forward contracts		5,596,234	1.43

Unrealized Depreciation on Open Forward Contracts
Currencies	$282,478,026	(2,202,643)	(0.56)
Metals	613	(1,509,016)	(0.39)

Total unrealized depreciation on open forward contracts		(3,711,659)	(0.95)

Net unrealized appreciation on open forward contracts		$1,884,575	0.48%

Options Purchased
Calls
Metals	380	$1,413	0.01%
Puts
Indices	1,107	3,542,400	0.90
Metals	294	353	0.00 **

Total options purchased (cost $3,892,637)		$3,544,166	0.91%

Options Written
Calls
Energy	860	$ (1,057,620)	(0.27)%
Puts
Indices	2,214	(4,261,950)	(1.09)
Metals	380	(456)	(0.00) **

Total options written (premiums received $5,282,576)		$ (5,320,026)	(1.36)%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 175,000,000	2/09/2017	U.S. Treasury bills, 0.43% * (Amortized cost of $174,841,139)	$174,914,797	44.68%
$ 30,000,000	1/19/2017	U.S. Treasury bills, 0.365% * (Amortized cost of $29,980,533)	29,993,375	7.66
$ 19,000,000	3/16/2017	U.S. Treasury bills, 0.525% * (Amortized cost of $18,974,786)	18,980,446	4.85

Total U.S. Government Securities			$223,888,618	57.19%

*	Liquid non-cash held as collateral.
**	Due to rounding.

See accompanying notes to financial statements.

CMF Willowbridge Master Fund L.P.

Statements of Income and Expenses

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Investment Income:
Interest income	$2,763,726	$890,133	$104,359

Expenses:
Clearing fees (Note 3c)	1,450,021	937,105	797,136
Professional fees	68,884	73,743	90,479

Total expenses	1,518,905	1,010,848	887,615

Net investment income (loss)	1,244,821	(120,715)	(783,256)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(23,128,019)	8,218,212	10,455,319
Net change in unrealized gains (losses) on open contracts	(4,384,171)	1,953,699	(3,802,919)

Total trading results	(27,512,190)	10,171,911	6,652,400

Net income (loss)	$(26,267,369)	$10,051,196	$5,869,144

Net income (loss) per Redeemable Unit (Note 7) *	$(205.06)	$74.02	$35.41

Weighted average Redeemable Units outstanding	127,142.8530	136,279.5255	136,528.5397

*	Represents the change in net asset value per Redeemable Unit during the year before distribution of interest income to feeder fund.

See accompanying notes to financial statements.

CMF Willowbridge Master Fund L.P.

Statements of Changes in Partners’ Capital

For the Years Ended December 31, 2017, 2016 and 2015

Partners’ Capital
Partners’ Capital, December 31, 2014	$315,540,363
Subscriptions of 49,400.9261 Redeemable Units	141,370,634
Redemptions of 39,280.1701 Redeemable Units	(114,041,997)
Distribution of interest income to feeder funds	(38,195)
Net income (loss)	5,869,144

Partners’ Capital, December 31, 2015	348,699,949
Subscriptions of 42,978.4316 Redeemable Units	123,259,803
Redemptions of 31,512.3028 Redeemable Units	(90,363,666)
Distribution of interest income to feeder funds	(148,669)
Net income (loss)	10,051,196

Partners’ Capital, December 31, 2016	391,498,613
Subscriptions of 14,030.2290 Redeemable Units	40,521,325
Redemptions of 37,711.6079 Redeemable Units	(106,349,630)
Distribution of interest income to feeder funds	(2,398,038)
Net income (loss)	(26,267,369)

Partners’ Capital, December 31, 2017	$297,004,901

Net asset value per Redeemable Unit:

2015:	$2,893.15

2016:	$2,966.08

2017:	$2,742.16

See accompanying notes to financial statements.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

1.	Organization:

CMF Willowbridge Master Fund L.P. (the “Master”) is a limited partnership organized under the partnership laws of the State of New York on May 11, 2005, to engage in the speculative trading of a diversified portfolio of commodity interests including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, metals and softs. The commodity interests that are traded by the Master are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Master’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Master is authorized to sell an unlimited number of redeemable units of limited partnership interest (“Redeemable Units”) on a continuous basis. The Redeemable Units of the Master are used solely for accounting purposes and do not represent units issued legally.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (the “General Partner”) and commodity pool operator of the Master. As of January 1, 2017, the General Partner became a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses. Prior to January 1, 2017, the General Partner was a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC. All trading decisions for the Master are made by the Advisor (as defined below).

On July 1, 2005, (commencement of trading operations), Diversified Multi-Advisor Futures Fund L.P. (“Diversified”), Diversified Multi-Advisor Futures Fund L.P. II (“Diversified II”), Ceres Orion L.P. (formerly, Orion Futures Fund L.P.) (“Orion”), Institutional Futures Portfolio L.P. (“Institutional Portfolio”) and Ceres Tactical Systematic L.P. (formerly, Tactical Diversified Futures Fund L.P.) (“Tactical Systematic”) each allocated a portion of their capital to the Master. On April 1, 2009, Orion Futures Fund (Cayman) Ltd. (“Orion Cayman”) allocated a portion of its capital to the Master. On May 31, 2011, Orion redeemed its investment in the Master. On November 30, 2011, Institutional Portfolio redeemed its investment in the Master. On January 1, 2013, Orion Cayman redeemed its investment in the Master. On January 1, 2013, Emerging CTA Portfolio L.P. (“ECTA”) allocated a portion of its capital to the Master. On December 31, 2013, Diversified redeemed its investment in the Master. On August 1, 2014, Orion allocated a portion of its capital to the Master. On December 31, 2014, Diversified II redeemed its investment in the Master. On February 1, 2016, Ceres Tactical Macro L.P. (“Tactical Macro”) allocated a portion of its capital to the Master. On February 28, 2017, ECTA fully redeemed its investment in the Master. On December 31, 2017, Tactical Systematic fully redeemed its investment in the Master. The Master permits commodity pools managed by Willowbridge Associates Inc. (the “Advisor”) using its wPraxis Futures Trading Approach, a proprietary discretionary trading program, to invest together in one trading vehicle.

During the periods covered by this report, the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) also was a foreign exchange forward counterparty for the Master. The Master also deposits a portion of its cash in non-trading bank accounts at JPMorgan.

Prior to the close of business on December 31, 2017, the Master operated under a structure where its investors consisted of Tactical Macro, Tactical Systematic and Orion (each a “Feeder”, and collectively, the “Funds”). References herein to a “Feeder” or the “Funds” may also include as relevant, reference to ECTA. Tactical Macro, Tactical Systematic and Orion owned approximately 9.3%, 8.2% and 82.5% of the Master prior to the close of business on December 31, 2017, respectively. Tactical Systematic, ECTA, Tactical Macro and Orion owned approximately 9.8%, 1.0%, 12.7% and 76.5% of the Master at December 31, 2016, respectively.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

The Master will be liquidated upon the first to occur of the following: December 31, 2025; or under certain other circumstances as set forth in the limited partnership agreement of the Master (the “Limited Partnership Agreement”).

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

b.

Statement of Cash Flows. The Master has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the years ended December 31, 2017, 2016 and 2015, the Master carried no debt and all of the Master’s investments were carried at fair value and classified as Level 1 or Level 2 measurements.

c.

Master’s Investments. All commodity interests held by the Master, including derivative financial instruments and derivative commodity instruments are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 5, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Statements of Income and Expenses. The Master does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Statements of Income and Expenses.

Master’s Cash. The Master’s cash includes cash denominated in foreign currencies of $668,941 (cost of $662,080) and ($526,470) (proceeds of $526,464) at December 31, 2017 and 2016, respectively.

d.

Income and Expenses Recognition. All of the income and expenses and realized and unrealized gains and losses on trading of commodity interests are determined on each valuation day and allocated pro-rata among the Funds at the time of such determination.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

e.

Income Taxes. Income taxes have not been recorded as each partner is individually liable for the taxes, if any, on its share of the Master’s income and expenses. The Master follows the guidance of ASC 740, “Income Taxes,” which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in the course of preparing the Master’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority. Tax positions determined not to meet the more-likely-than-not threshold would be recorded as a tax benefit or liability in the Statements of Financial Condition for the current year. If a tax position does not meet the minimum statutory threshold to avoid the incurring of penalties, an expense for the amount of the statutory penalty and interest, if applicable, shall be recognized in the Statements of Income and Expenses in the years in which the position is claimed or expected to be claimed. The General Partner has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements. The Master files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2014 through 2017 tax years remain subject to examination by U.S. federal and most state tax authorities.

f.

Investment Company Status. Effective January 1, 2014, the Master adopted Accounting Standards Update 2013-08, “Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Master has been deemed to be an investment company since inception. Accordingly, the Master follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

g.	Net Income (Loss) per Redeemable Unit. Net income (loss) per Redeemable Unit is calculated in accordance with ASC 946, “Financial Services – Investment Companies.” See Note 7, “Financial Highlights.”

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

3.	Agreements:

a.	Limited Partnership Agreement:

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

Under the Customer Agreement and the foreign exchange brokerage account agreement, the Master will pay MS&Co. (or will reimburse MS&Co., if previously paid) trading fees for the clearing and, where applicable, the execution of transactions. Further, all trading, exchange, clearing, user, give-up, floor brokerage and National Futures Association fees (collectively, the “clearing fees”) are borne by the Master and allocated to the Funds. All other fees are borne by the Funds. The Master’s cash deposited with MS&Co. is held in segregated bank accounts to the extent required by Commodity Futures Trading Commission regulations. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. At December 31, 2017 and 2016, the amount of cash held by the Master for margin requirements was $24,382,419 and $22,178,252, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Customer Agreement may generally be terminated upon notice by either party.

d.	FX Agreement:

On July 12, 2017, the Master entered into certain agreements with JPMorgan in connection with trading in forward foreign currency contracts. These agreements include a foreign exchange and bullion authorization agreement (“FX Agreement”), an International Swap Dealers Association, Inc. master agreement (“Master Agreement”), a schedule to the Master Agreement, a 2016 credit support annex for variation margin to the schedule and an institutional account agreement. Under the FX Agreement, JPMorgan charges a fee on the aggregate foreign currency transactions entered into on behalf of the Master during a month.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded during the years ended December 31, 2017 and 2016 were 12,896 and 10,185, respectively. The monthly average number of metals forward contracts traded during the years ended December 31, 2017 and 2016 were 934 and 509, respectively. The monthly average number of option contracts traded during the years ended December 31, 2017 and 2016 were 3,838 and 1,986, respectively. The monthly average notional values of currency forward contracts traded during the years ended December 31, 2017 and 2016 were $1,039,086,277 and $583,696,071, respectively.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting agreements or similar arrangements as of December 31, 2017 and 2016, respectively.

		Gross Amounts Offset in the	Amounts Presented in	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2017	Gross Amounts Recognized	Statements of Financial Condition	the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
MS&Co.
Futures	$2,161,518	$(347,896)	$1,813,622	$-	$-	$1,813,622
Forwards	6,823,256	(6,823,256)	-	-	-	-

	8,984,774	(7,171,152)	1,813,622	-	-	1,813,622
JPMorgan
Forwards	342,413	(342,413)	-	-	-	-

Total assets	$9,327,187	$(7,513,565)	$1,813,622	$-	$-	$1,813,622

Liabilities
MS&Co.
Futures	$(347,896)	$347,896	$-	$-	$-	$-
Forwards	(10,064,651)	6,823,256	(3,241,395)	-	-	(3,241,395)

	(10,412,547)	7,171,152	(3,241,395)	-	-	(3,241,395)
JPMorgan
Forwards	(953,567)	342,413	(611,154)	-	-	(611,154)

Total liablities	$(11,366,114)	$7,513,565	$(3,852,549)	$-	$-	$(3,852,549)

Net fair value						$(2,038,927)	*

		Gross Amounts Offset in the	Amounts Presented in	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2016	Gross Amounts Recognized	Statements of Financial Condition	the Statements of Financial Condition	Financial Instruments	Cash Collateral Received/ Pledged *	Net Amount
Assets
MS&Co.
Futures	$2,794,930	$(1,987,613)	$807,317	$-	$-	$807,317
Forwards	5,596,234	(3,711,659)	1,884,575	-	-	1,884,575

Total assets	$8,391,164	$(5,699,272)	$2,691,892	$-	$-	$2,691,892

Liabilities
MS&Co.
Futures	$(1,987,613)	$1,987,613	$-	$-	$-	$-
Forwards	(3,711,659)	3,711,659	-	-	-	-

Total liabilities	$(5,699,272)	$5,699,272	$-	$-	$-	$-

Net fair value						$2,691,892	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and a counterparty to certain of the Master’s non-exchange-traded contracts, as applicable, and JPMorgan, as a counterparty to certain of the Master’s non-exchange-traded contracts, has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co. or JPMorgan, as applicable, thereby minimizing MS&Co.’s and JPMorgan’s risk of loss. In certain instances, a counterparty may not post collateral and as such, in the event of default by such counterparty, the Master is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

The following tables indicate the gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities as of December 31, 2017 and 2016, respectively.

	December 31, 2017
Assets
Futures Contracts
Interest Rates Non-U.S.	$2,161,518

Total unrealized appreciation on open futures contracts	2,161,518

Liabilities
Futures Contracts
Interest Rates Non-U.S.	(347,896)

Total unrealized depreciation on open futures contracts	(347,896)

Net unrealized appreciation on open futures contracts	$1,813,622	*

Assets
Forward Contracts
Currencies	$6,614,739
Metals	550,930

Total unrealized appreciation on open forward contracts	7,165,669

Liabilities
Forward Contracts
Currencies	(9,837,503)
Metals	(1,180,715)

Total unrealized depreciation on open forward contracts	(11,018,218)

Net unrealized depreciation on open forward contracts	$(3,852,549)	**

Assets
Options Purchased
Energy	$109,340

Total options purchased	$109,340	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.
**	This amount is in “Net unrealized depreciation on open forward contracts” in the Statements of Financial Condition.
***	This amount is in “Options purchased, at fair value” in the Statements of Financial Condition.

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

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the years ended December 31, 2017, 2016 and 2015.

Sector	2017		2016		2015
Currencies	$ (5,054,707)		$ 5,577,013		$ 9,164,203
Energy	(209,969)		(6,158,576)		15,140,706
Indices	(19,065,570)		2,428,644		(12,598,814)
Interest Rates U.S.	(2,912,422)		179,828		(10,334,292)
Interest Rates Non-U.S.	3,859,202		4,077,608		7,309,980
Metals	(4,128,724)		4,067,394		(1,020,294)
Softs	-		-		(1,009,089)

Total	$ (27,512,190)	*	$ 10,171,911	*	$ 6,652,400	*

*	This amount is in “Total trading results” in the Statements of Income and Expenses.

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2017 and 2016, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

December 31, 2017 *	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,161,518	$2,161,518	$-	$-
Forwards	7,165,669	-	7,165,669	-
Options purchased	109,340	109,340	-	-

Total assets	$9,436,527	$2,270,858	$7,165,669	$-

Liabilities
Futures	$347,896	$347,896	$-	$-
Forwards	11,018,218	-	11,018,218	-

Total liabilities	$11,366,114	$347,896	$11,018,218	$-

December 31, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,794,930	$2,794,930	$-	$-
Forwards	5,596,234	3,825,033	1,771,201	-
Options purchased	3,544,166	3,544,166	-	-
U.S. Treasury bills	223,888,618	-	223,888,618	-

Total assets	$235,823,948	$10,164,129	$225,659,819	$-

Liabilities
Futures	$1,987,613	$1,987,613	$-	$-
Forwards	3,711,659	1,509,016	2,202,643	-
Options written	5,320,026	5,320,026	-	-

Total liabilities	$11,019,298	$8,816,655	$2,202,643	$-

*

$3,825,033 of assets and $1,509,016 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange (“LME”) contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

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

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

7.	Financial Highlights:

Financial highlights for the limited partner class as a whole for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Per Redeemable Unit Performance
(for a unit outstanding throughtout the year): *
Net realized and unrealized gains (losses)	$(214.85)	$74.91	$41.37
Net investment income (loss)	9.79	(0.89)	(5.96)
Increase (decrease) for the year	(205.06)	74.02	35.41
Distribution of interest income to feeder funds	(18.86)	(1.09)	(0.28)
Net asset value per Redeemable Unit, beginning of year	2,966.08	2,893.15	2,858.02

Net asset value per Redeemable Unit, end of year	$2,742.16	$2,966.08	$2,893.15

Ratios to Average Limited Partners’ Capital:
Net investment income (loss) **	0.3%	(0.0)%	(0.2)%

Operating expenses	0.4%	0.3%	0.2%

Total return	(6.9)%	2.6%	1.2%

*

Net investment income (loss) per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the year. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

**	Interest income less total expenses

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the year. Additionally, these ratios are calculated for the Limited Partner class using the Limited Partners’ share of income, expenses and average partners’ capital.

8.	Financial Instrument Risks:

In the normal course of business, the Master is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 15.9% to 96.2% of the Master’s contracts are traded OTC.

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

London Metals Exchange Forward Contracts. Metal contracts traded on the LME represent a firm commitment to buy or sell a specified quantity of aluminum, copper, lead, nickel, tin or zinc. LME contracts traded by the Master are cash settled based on prompt dates published by the LME. Variation margin may be made or received by the Master on each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. A contract is considered offset when all long positions have been matched with a like number of short positions settling on the same prompt date. When the contract is closed at the prompt date, the Master records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed. Transactions in LME contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the broker, directly with the LME. Net realized gains (losses) and net change in unrealized gains (losses) on metal contracts are included in the Statements of Income and Expenses.

Options. The Master may purchase and write (sell) both exchange-listed and OTC options on commodities or financial instruments. An option is a contract allowing, but not requiring, its holder to buy (call) or sell (put) a specific or standard commodity or financial instrument at a specified price during a specified time period. The option premium is the total price paid or received for the option contract. When the Master writes an option, the premium received is recorded as a liability in the Statements of Financial Condition and marked-to-market daily. When the Master purchases an option, the premium paid is recorded as an asset in the Statements of Financial Condition and marked-to-market daily. Net realized gains (losses) and net change in unrealized gains (losses) on option contracts are included in the Statements of Income and Expenses.

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

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

Futures-style Options. The Master may trade futures-style option contracts. Unlike traditional option contracts, the premiums for futures-style option contracts are not received or paid upon the onset of the trade. The premiums are recognized and received or paid as part of the sales price when the contract is closed. Similar to a futures contract, variation margin for the futures-style option contract may be made or received by the Master each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Master. Transactions in futures-style option contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded. Futures-style option contracts are presented as part of “Net unrealized appreciation on open futures contracts” or “Net unrealized depreciation on open futures contracts,” as applicable, in the Master’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on futures-style option contracts are included in the Statements of Income and Expenses.

Market risk is the potential for changes in the value of the financial instruments traded by the Master due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded. The Master is exposed to market risk equal to the value of futures and forward contracts held and unlimited liability on such contracts sold short.

Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. The Master’s risk of loss in the event of a counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and is not represented by the contract or notional amounts of the instruments. The Master’s risk of loss is reduced through the use of legally enforceable master netting agreements with counterparties that permit the Master to offset unrealized gains and losses and other assets and liabilities with such counterparties upon the occurrence of certain events. The Master has credit risk and concentration risk as MS&Co., an MS&Co. affiliate or JPMorgan are counterparties or brokers with respect to the Master’s assets. Credit risk with respect to exchange-traded instruments is reduced to the extent that, through MS&Co. or an MS&Co. affiliate, the Master’s counterparty is an exchange or clearing organization.

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

CMF Willowbridge Master Fund L.P.

Notes to Financial Statements

9.	Subsequent Events:

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through March 22, 2018, the date the financial statements were available to be issued and has determined that, other than described below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective February 28, 2018, Orion changed its name to Ceres Orion L.P.

Selected unaudited quarterly financial data for Willowbridge Master for the years ended December 31, 2017 and 2016 are summarized below:

	For the period from October 1, 2017 to December 31, 2017	For the period from July 1, 2017 to September 30, 2017	For the period from April 1, 2017 to June 30, 2017	For the period from January 1, 2017 to March 31, 2017
Interest income	$862,640	$774,165	$664,323	$462,598
Total expenses	(499,598)	(464,943)	(288,678)	(265,686)
Total trading results	(6,095,573)	(18,046,425)	3,267,721	(6,637,913)

Net income (loss)	$(5,732,531)	$(17,737,203)	$3,643,366	$(6,441,001)

Net income (loss) per Redeemable Unit	$(46.95)	$(136.06)	$27.99	$(50.04)

	For the period from October 1, 2016 to December 31, 2016	For the period from July 1, 2016 to September 30, 2016	For the period from April 1, 2016 to June 30, 2016	For the period from January 1, 2016 to March 31, 2016
Interest income	$258,426	$240,693	$182,498	$208,516
Total expenses	(156,616)	(278,763)	(257,387)	(318,082)
Total trading results	28,912,650	(8,182,932)	(8,464,297)	(2,093,510)

Net income (loss)	$29,014,460	$(8,221,002)	$(8,539,186)	$(2,203,076)

Net income (loss) per Redeemable Unit	$211.18	$(60.71)	$(62.04)	$(14.41)

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Patrick T. Egan, age 49, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC, formerly known as Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC, formerly known as Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for the day-to-day operations and management of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS & Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through June 2009, Mr. Egan was registered as an associated person of MS & Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 46, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JPMorgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Maureen O’Toole, age 60, has been a Director, listed as a principal and registered as an associated person of the General Partner since May 2016. She has also been the Head of Managed Futures at Morgan Stanley Investment Management, a financial services firm, since May 2016 where she is responsible for developing and managing the managed futures business strategy. She joined Morgan Stanley Investment Management in June 2012 as Managing Director in charge of the intermediary alternative investment sales team. In this capacity she was responsible for the management of a team responsible for business development in managed futures, hedge funds and private investments. She has been registered as an associated person of Morgan Stanley Investment Management since June 2012. From April 2010 until June 2012, Ms. O’Toole was a managing director at K2 Advisors, L.L.C., a hedge fund investment advisory firm, where she was responsible for development of the firm’s investment funds. Between March 1993 and April 2010, Ms. O’Toole was employed by a variety of divisions within what became Citigroup Global Markets Inc., a financial services firm. Between August 2009 and April 2010, she worked in product development within Citi Private Bank, where she assisted in sourcing new investment platforms for its alternatives business. Between January 2002 and August 2009, Ms. O’Toole was Managing Director and Head of Sales and Client Service within Citigroup Alternative Investments. In this role she managed the high net worth sales team for Citigroup Alternative Investments through the Global Wealth Management channel, overseeing education and marketing. Prior to that, between November 1996 and January 2002, Ms. O’Toole was Director of Sales and Marketing within the managed futures department of Smith Barney. Prior to being named Director of Sales and Marketing, Ms. O’Toole was involved in the international development of the managed futures business within the managed futures department from March 1993 until November 1996. In this role, Ms. O’Toole oversaw due diligence and portfolio construction for the managed futures department. Ms. O’Toole served as a Director of Citigroup Managed Futures LLC (the predecessor entity to the General Partner) from August 2001 until October 2006, was listed as a principal of such entity from August 1998 until October 2006 and was registered as an associated person of such entity from January 2004 until October 2006. She was also registered as an associated person of Citigroup Global Markets Inc. from April 1993 until June 2010. Prior to Citigroup Global Markets Inc., Ms. O’Toole was employed at Rodman & Renshaw Inc., an investment bank, as head of managed futures manager research and portfolio construction between March 1989 and March 1993 and was registered as an associated person from June 1991 until March 1993. She was registered as an associated person of Rosenthal Collins Futures Management, Inc., a commodity pool operator and wholly owned subsidiary of Rodman & Renshaw, from January 1992 until March 1993. She began her investment career at Drexel Burnham Lambert Inc., an investment bank, in January 1982 where she worked as a research analyst, performing modeling on financial futures hedging and trading strategies until February 1989 and was registered as an associated person from December 1988 until February 1989. Ms. O’Toole obtained her Bachelor of Arts in Speech Pathology and Audiology from California State University Chico, in June 1979, and her Masters in Management from Kellogg Graduate School of Management at Northwestern University, in June 1989.

M. Paul Martin, age 59, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 58, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Since May 2016, Mr. Zabeli is the Chief Risk Officer for Morgan Stanley Investment Management, responsible for all investment and operational risk management globally. From January 2012 to May 2016, Mr. Zabeli was Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he was responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He was also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Matthew R. Graver, age 50, has been a Director of the General Partner and listed as a principal since November 2016. Since January 2008, Mr. Graver has served as Managing Director of Morgan Stanley Investment Management, a financial services firm, and Chief Operating Officer for Morgan Stanley AIP Fund of Hedge Funds, a business unit offering managed portfolios of hedge funds. Since November 2015, Mr. Graver has been listed as a principal and director of Morgan Stanley AIP Cayman GP Ltd., a commodity pool operator. From January 2005 to January 2008, Mr. Graver served as Executive Director of Morgan Stanley Investment Management and from August 2003 to January 2005, Mr. Graver served as Vice President of Morgan Stanley Investment Management. From August 2003 to January 2008, Mr. Graver’s primary responsibilities included serving as Head of Operational Due Diligence for Morgan Stanley AIP Fund of Hedge Funds in which role he oversaw due diligence into operational factors of alternative investment entities. From July 1997 to July 2003, Mr. Graver was employed by PricewaterhouseCoopers LLP, an international auditing and professional services firm, where he served as a senior audit manager and was responsible for managing independent audits of financial services firms. From June 1993 to June 1997, Mr. Graver was employed by PNC Bank, a bank offering consumer and corporate services, where he served as a mutual fund accounting manager and was responsible for managing an accounting team that performed daily accounting functions and valuation calculations for a group of mutual funds. From July 1989 through June 1993, Mr. Graver was employed by Coopers & Lybrand LLP, a predecessor accounting firm to PricewaterhouseCoopers LLP, where he was a senior audit associate and was responsible for performing audits of financial services firms. Mr. Graver earned his Bachelor of Science degree in Accounting in May 1989 from Pennsylvania State University and Masters of Business Administration from Villanova University in May 2002.

The Partnership has not adopted a code of ethics that applies to officers because it has no officers. In addition, the Partnership has not adopted any procedures by which investors may recommend nominees to the Partnership’s board of directors and has not established an audit committee because it has no board of directors.

Item 11. Executive Compensation.

The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by the General Partner, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays the General Partner a General Partner fee equal to an annual rate of 1.0% (paid monthly) of the Partnership’s net assets as of the first day of each month.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security ownership of certain beneficial owners. As of February 28, 2018, the Partnership knows of no person who beneficially owns more than 5% of the Units outstanding.

(b)

Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner. The following table indicates securities owned by management as of December 31, 2017:

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of of Class
Class Z Units	General Partner	702.600	57.4%

(c)	Changes in control. None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

(a)	Transactions with related persons. None.

(b)	Review, approval or ratification of transactions with related persons. Not applicable

(c)

Promoters and certain control persons. The Placement Agent and the General Partner would be considered promoters for purposes of item 404 (c) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under “Item 1. Business.”, “Item 8. Financial Statements and Supplementary Data.” and “Item 11. Executive Compensation.”

Item 14. Principal Accountant Fees and Services.

(1)

Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Ernst & Young LLP (“EY”) for the year ended December 31, 2017 and Deloitte & Touche LLP (“Deloitte”) for the year ended December 31, 2016 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2017 $51,649
2016 $63,900

(2)	Audit-Related Fees. None.

(3)	Tax Fees. The Partnership did not pay EY or Deloitte any amounts in 2017 and 2016, respectively, for professional services in connection with tax compliance, tax advice, and tax planning.

(4)	All Other Fees. None.

(5)	Not Applicable.

(6)	Not Applicable.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements:

Statements of Financial Condition at December 31, 2017 and 2016.

Statements of Income and Expenses for the years ended December 31, 2017, 2016 and 2015.

Statements of Changes in Partners’ Capital for the years ended December 31, 2017, 2016 and 2015.

Notes to Financial Statements.

(2)	Exhibits

3.1	Certificate of Limited Partnership of BHM Discretionary Futures Fund L.P., dated August 23, 2010.†

3.2	Amendment to Certificate of Limited Partnership, dated as of November 30, 2012. Δ

3.3	Amendment to Certificate of Limited Partnership, dated as of February 27, 2017.$$

3.4	Fourth Amended and Restated Limited Partnership Agreement of the Partnership, dated as of February 1, 2017.##

3.5	Amendment No. 1 to the Fourth Amended and Restated Limited Partnership Agreement of the Partnership, dated as of February 27, 2017.$$

10.1	Operating Agreement for Morgan Stanley Smith Barney Managed Futures BHM I, LLC, dated March 26, 2007.†

10.2	Amended and Restated Advisory Agreement, dated as of March 1, 2014, among Morgan Stanley Smith Barney BHM I, LLC, Ceres Managed Futures LLC, and Blenheim Capital Management, L.L.C.§

10.3	Form of Subscription and Exchange Agreement and Power of Attorney†

10.4	Foreign Exchange and Options Master Agreement by and among MS&Co., the Trading Companies listed on Exhibit I thereto, and Demeter Management Corporation, dated as of November 28, 2007.†

10.5	Customer Agreement among Morgan Stanley & Co. International PLC and the Trading Companies listed on Schedule A thereto, dated July 24, 2007.†

10.6	Customer Agreement among Morgan Stanley & Co. International Limited, Morgan Stanley Securities Limited, and the Trading Companies listed on Schedule A thereto, dated as of July 26, 2007.†

10.7(a)	Subscription Escrow Agreement among the General Partner, Morgan Stanley Smith Barney LLC and the Bank of New York dated July 25, 2007.*

10.7(b)	Fifth Amendment to the Escrow Agreement among The Bank of New York, the General Partner and Morgan Stanley Smith Barney LLC dated as of October 4, 2012.*

10.8	Amended and Restated Commodity Futures Customer Agreement, between MS&Co. and the Funds listed on Appendix A thereto, dated as of November 12, 2013.!

10.9	Supplement, dated as of July 25, 2017, to the Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the funds listed on Appendix A thereto, dated as of November 12, 2013.††

10.10

Amended and Restated Alternative Investment Selling Agent Agreement, dated as of March 3, 2016, by and among the General Partner, Morgan Stanley Wealth Management and the Partnerships listed in Schedule 1 thereto.**

10.11

Amended and Restated Master Services Agreement, effective as of March 15, 2015, by and among SS&C Technologies, Inc., the General Partner and each of the collective investment vehicles listed in Schedule C thereto.$

10.12	U.S. Treasury Securities Purchase Authorization Agreement, effective as of June 1, 2015, by and among MS&Co. and the Partnership.#

10.13	Management Agreement, dated as of June 1, 2017, by and among the General Partner, the Partnership and Willowbridge Associates Inc.$$

10.14

Institutional Account Agreement, dated as of July 12, 2017, by and between CMF Willowbridge Master Fund L.P. and J.P. Morgan Securities LLC, JPMorgan Chase Bank, N.A., J.P. Morgan Securities plc, J.P. Morgan Securities (Asia Pacific) Limited, J.P. Morgan Securities Asia Private Limited, J.P. Morgan Securities Australia Limited, JPMorgan Securities Japan Co., Ltd., J.P. Morgan Prime Nominees Limited, J.P. Morgan Markets Limited and J.P. Morgan Prime Inc.***

10.15	Foreign Exchange and Bullion Authorization Agreement, dated as of July 12, 2017, by and among CMF Willowbridge Master Fund L.P., Willowbridge Associates Inc. and JPMorgan Chase Bank, N.A.***

10.16

International Swap Dealers Association, Inc. Master Agreement, Schedule to the ISDA Master Agreement, and 2016 Credit Support Annex for Variation Margin to the Schedule to the 2002 ISDA Master Agreement, each dated as of July 12, 2017, by and between CMF Willowbridge Master Fund L.P. and JPMorgan Chase Bank, N.A.***

10.17

Escrow Agreement, dated August 17, 2017, by and among Ceres Managed Futures LLC, the funds listed on Schedule A thereto, UMB Fund Services, Inc., and UMB Bank, N.A., as amended, dated September 5, 2017.###

10.18

Transfer Agency Agreement, dated as of August 17, 2017, by and between Ceres Managed Futures LLC, the funds listed on Schedule A thereto, and UMB Fund Services, Inc., as amended, dated September 5, 2017.###

10.19

Alternative Investment Placement Agent Agreement, dated as of January 19, 2018, by and among the General Partner, Harbor Investment Advisory LLC and the limited partnerships listed on Schedule 1 thereto.$$$

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

101.INS^	XBRL Instance Document.

101.SCH^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Incorporated herein by reference from the Registrant’s Form 10-K filed on February 25, 2011.
Δ	Incorporated herein by reference from the Registrant’s Form 8-K filed on December 5, 2012.
*	Incorporated herein by reference from the Registrant’s Form 10-K filed on March 28, 2013.
!	Incorporated herein by reference from the Registrant’s Form 10-Q filed on November 14, 2013.
§	Incorporated herein by reference from the Registrant’s Form 10-K filed on March 28, 2014.
$	Incorporated herein by reference from the Registrant’s Form 8-K filed on August 6, 2015.
#	Incorporated herein by reference from the Registrant’s Form 8-K filed on November 4, 2015.
**	Incorporated herein by reference from the Registrant’s Form 8-K filed on March 8, 2016.
##	Incorporated herein by reference from the Registrant’s Form 8-K filed on February 17, 2017.
$$	Incorporated herein by reference from the Registrant’s Form 8-K filed on March 3, 2017.
††	Incorporated herein by reference from the Registrant’s Form 8-K filed on July 31, 2017.
***	Incorporated herein by reference from the Registrant’s Form 10-Q filed on August 10, 2017.
###	Incorporated herein by reference from the Registrant’s Form 8-K filed on September 8, 2017.
$$$	Incorporated herein by reference from the Registrant’s Form 8-K filed on January 25, 2018.
^	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CERES TACTICAL MACRO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director
Date: March 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Patrick T. Egan	/s/ Feta Zabeli	/s/ Maureen O’Toole
Patrick T. Egan	Feta Zabeli	Maureen O’Toole

President and Director	Director	Director

Ceres Managed Futures LLC	Ceres Managed Futures LLC	Ceres Managed Futures LLC

Date: March 28, 2018	Date: March 28, 2018	Date: March 28, 2018

/s/ Steven Ross	/s/ M. Paul Martin	/s/ Matthew R. Graver
Steven Ross	M. Paul Martin	Matthew R. Graver

Chief Financial Officer and Director	Director	Director

(Principal Accounting Officer)	Ceres Managed Futures LLC	Ceres Managed Futures LLC

Ceres Managed Futures LLC	Date: March 28, 2018	Date: March 28, 2018

Date: March 28, 2018

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Annual Report to Limited Partners.

No proxy material has been sent to Limited Partners.