Form 10-Q
period 2018-03-31
Ceres Tactical Macro L.P.
filed 2018-05-10
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes _     No X

As of April 30, 2018, 60,788.640 Limited Partnership Class A Units were outstanding, 15.414 Limited Partnership Class D Units were outstanding and 521.261 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Macro L.P.

Statements of Financial Condition

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets:
Investment in the Master (1), at fair value	$28,308,697	$29,118,122
Redemptions receivable from the Master	510,833	1,882,599
Expense reimbursement receivable	837	599
Cash at bank	995	995

Total assets	$28,821,362	$31,002,315

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Management fees	$35,448	$38,908
Redemptions payable to General Partner	15,000	25,000
Redemptions payable to Limited Partners	384,454	1,740,649

Total liabilities	434,902	1,804,557

Partners’ Capital:
General Partner, Class Z, 585.946 and 702.600 Units outstanding at March 31, 2018 and December 31, 2017, respectively	298,811	354,077
Limited Partners, Class A, 62,318.907 and 64,461.506 Units outstanding at March 31, 2018 and December 31, 2017, respectively	27,814,813	28,574,049
Limited Partners, Class D, 15.414 Units outstanding at March 31, 2018 and December 31, 2017	7,011	6,941
Limited Partners, Class Z, 521.261 Units outstanding at March 31, 2018 and December 31, 2017	265,825	262,691

Total partners’ capital (net asset value)	28,386,460	29,197,758

Total liabilities and partners’ capital	$28,821,362	$31,002,315

Net asset value per Unit:
Class A	$446.33	$443.27

Class D	$454.84	$450.32

Class Z	$509.96	$503.95

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Investment Income:
Interest income allocated from the Master	$93,164	$44,855

Expenses:
Expenses allocated from the Master	90,406	31,426
Ongoing placement agent fees	143,237	226,099
Management fees	109,660	173,036
General Partner fees	73,107	115,356
Professional fees	51,457	50,896

Total expenses	467,867	596,813
Expenses borne by the General Partner	(35,347)	(24,114)

Net expenses	432,520	572,699

Net investment loss	(339,356)	(527,844)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	560,521	(369,886)
Net change in unrealized gains (losses) on open contracts allocated from the Master	(35,761)	(426,760)

Total trading results	524,760	(796,646)

Net income (loss)	$185,404	$(1,324,490)

Net income (loss) per Unit: *
Class A	$3.06	$(14.35)

Class D	$4.52	$(12.85)

Class Z	$6.01	$(13.25)

Weighted average Units outstanding:
Class A	64,314.030	91,137.861

Class D	15.414	15.414

Class Z	1,165.701	1,658.902

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Statements of Changes in Partners’ Capital

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$28,574,049	64,461.506	$6,941	15.414	$616,768	1,223.861	$29,197,758	65,700.781
Subscriptions - Limited Partners	725,000	1,600.547	-	-	-	-	725,000	1,600.547
Redemptions - General Partner	-	-	-	-	(60,000)	(116.654)	(60,000)	(116.654)
Redemptions - Limited Partners	(1,661,702)	(3,743.146)	-	-	-	-	(1,661,702)	(3,743.146)
Net income (loss)	177,466	-	70	-	7,868	-	185,404	-

Partners’ Capital, March 31, 2018	$27,814,813	62,318.907	$7,011	15.414	$564,636	1,107.207	$28,386,460	63,441.528

Partners’ Capital, December 31, 2016	$47,386,996	94,781.707	$7,731	15.414	$985,511	1,769.197	$48,380,238	96,566.318
Subscriptions - Limited Partners	63,773	129.251	-	-	-	-	63,773	129.251
Redemptions - Limited Partners	(5,122,344)	(10,428.858)	-	-	(92,074)	(165.443)	(5,214,418)	(10,594.301)
Net income (loss)	(1,302,959)	-	(198)	-	(21,333)	-	(1,324,490)	-

Partners’ Capital, March 31, 2017	$41,025,466	84,482.100	$7,533	15.414	$872,104	1,603.754	$41,905,103	86,101.268

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

1.	Organization:

Ceres Tactical Macro L.P. (formerly, Managed Futures Premier Macro L.P.) (the “Partnership”) is a limited partnership organized under the partnership laws of the State of Delaware on August 23, 2010, to engage in the speculative trading of a diversified portfolio of commodity interests, including futures, option, swap and forward contracts. The sectors traded include currencies, energy, grains, indices, U.S. and non-U.S. interest rates, metals and softs. The Partnership commenced trading on November 1, 2010. The commodity interests that are indirectly traded by the Partnership, through its investment in the Master (as defined below), are volatile and involve a high degree of market risk. The General Partner (as defined below) may also determine to invest up to all of the Partnership’s assets (directly or indirectly through its investment in the Master) in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is authorized to sell an unlimited number of units of limited partnership interest (“Units”) on a continuous basis.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. The General Partner is a wholly-owned subsidiary of Morgan Stanley Domestic Holdings, Inc. (“MSD Holdings”). MSD Holdings is ultimately owned by Morgan Stanley. Morgan Stanley is a publicly held company whose shares are listed on the New York Stock Exchange. Morgan Stanley is engaged in various financial services and other businesses.

Effective February 27, 2017, the Partnership changed its name from Managed Futures Premier Macro L.P. to Ceres Tactical Macro L.P.

During the reporting periods ended March 31, 2018 and 2017, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) also was a foreign exchange forward counterparty for the Master. During the reporting period and prior periods in this report, the Partnership and the Master also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

On February 1, 2016, the Partnership allocated substantially all of its capital to CMF Willowbridge Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The General Partner is also the general partner and commodity pool operator of the Master. As of March 31, 2018, all trading decisions for the Partnership are made by Willowbridge Associates Inc. (the “Advisor”) using the Advisor’s wPraxis Futures Trading Approach, a proprietary discretionary trading program.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended March 31, 2018.

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

At March 31, 2018 and prior to the close of business on December 31, 2017, the Partnership owned approximately 12.4% and 9.3%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

The Master’s trading of futures, forward and option contracts, if applicable, on commodities is done primarily on U.S. and foreign commodity exchanges. The Master engages in such trading through a commodity brokerage account maintained with MS&Co. The Master’s Statements of Financial Condition, Condensed Schedules of Investments and Statements of Income and Expenses and Changes in Partners’ Capital are included herein.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

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

As of January 19, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”). Pursuant to the Harbor Selling Agreement, Harbor has been appointed as a non-exclusive selling agent of the Partnership for the purpose of finding eligible investors for Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2018 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. After September 30, 2018, the Harbor Selling Agreement may be terminated by any party on thirty days’ prior written notice. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to (i) 1/12th of 2.0% (a 2.0% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, and (ii) 1/12th of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class D Units in the Partnership, as set forth in the Harbor Selling Agreement.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2018, the results of its operations and the changes in partners’ capital for the three months ended March 31, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended March 31, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment. The Partnership carries its investment in the Master based on the Master’s net asset value per Unit as calculated by the Master. The valuation of the Master’s investments including the classification within the fair value hierarchy of the investments held by the Master are described in Note 5, “Fair Value Measurements.”

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

Master’s Cash. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. and JPMorgan. At March 31, 2018 and December 31, 2017, the amount of cash held for margin requirements was $14,264,020 and $24,382,419, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Master’s restricted and unrestricted cash includes cash denominated in foreign currencies of $0 (cost of $0) and $668,941 (cost of $662,080) at March 31, 2018 and December 31, 2017, respectively.

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

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of March 31, 2018 and December 31, 2017 and Statements of Income and Expenses and Changes in Partners’ Capital for the three months ended March 31, 2018 and 2017, are presented below:

CMF Willowbridge Master L.P.

Statements of Financial Condition

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets:
Equity in trading accounts:
Unrestricted cash	$217,667,020	$309,795,856
Restricted cash	14,264,020	24,382,419
Net unrealized appreciation on open futures contracts	647,846	1,813,622
Options purchased, at fair value (premiums paid $138,829 and $155,480 at March 31, 2018 and December 31, 2017, respectively)	172,560	109,340

Total equity in trading accounts	232,751,446	336,101,237
Cash at bank	-	436

Total assets	$232,751,446	$336,101,673

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$2,962,042	$3,852,549
Options written, at fair value (premiums received $519,702 and $0 at March 31, 2018 and December 31, 2017, respectively)	521,094	-
Accrued expenses:
Professional fees	39,769	37,914
Redemptions payable	1,522,050	35,206,309

Total liabilities	5,044,955	39,096,772

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at March 31, 2018 and December 31, 2017	-	-
Limited Partners, 81,719.0211 and 108,310.6257 Redeemable Units outstanding at March 31, 2018 and December 31, 2017, respectively)	227,706,491	297,004,901

Total partners’ capital (net asset value)	227,706,491	297,004,901

Total liabilities and partners’ capital	$232,751,446	$336,101,673

Net asset value per Redeemable Unit	$2,786.46	$2,742.16

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Condensed Schedule of Investments

March 31, 2018

(Unaudited)

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Energy	148	$121,073	0.05%
Grains	225	(89,785)	(0.04)
Interest Rates U.S.	1,689	866,041	0.38
Interest Rates Non-U.S.	1,438	(47,900)	(0.02)
Livestock	111	(27,649)	(0.01)
Metals	38	(89,680)	(0.04)
Softs	335	(84,254)	(0.04)

Total futures contracts purchased		647,846	0.28

Net unrealized appreciation on open futures contracts		$647,846	0.28%

Unrealized Appreciation on Open Forward Contracts
Currencies	$770,715,765	$3,315,360	1.45%
Metals	447	1,506,971	0.66

Total unrealized appreciation on open forward contracts		4,822,331	2.11

Unrealized Depreciation on Open Forward Contracts
Currencies	$729,594,221	(5,884,906)	(2.58)
Metals	380	(1,899,467)	(0.83)

Total unrealized depreciation on open forward contracts		(7,784,373)	(3.41)

Net unrealized depreciation on open forward contracts		$(2,962,042)	(1.30)%

Options Purchased
Calls
Energy	1,438	$172,560	0.08%

Total options purchased (premiums paid $138,829)		$172,560	0.08%

Options Written
Calls
Interest Rates U.S.	575	$(521,094)	(0.23)%

Total options written (premiums received $519,702)		$(521,094)	(0.23)%

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Condensed Schedule of Investments

December 31, 2017

	Notional ($)/Number		% of Partners’
	of Contracts	Fair Value	Capital
Futures Contracts Purchased
Interest Rates Non-U.S.	1,636	$447,031	0.15%

Total futures contracts purchased		447,031	0.15

Futures Contracts Sold
Interest Rates Non-U.S.	5,829	1,366,591	0.46

Total futures contracts sold		1,366,591	0.46

Net unrealized appreciation on open futures contracts		$1,813,622	0.61%

Unrealized Appreciation on Open Forward Contracts
Currencies	$658,878,601	$6,614,739	2.23%
Metals	303	550,930	0.19

Total unrealized appreciation on open forward contracts		7,165,669	2.42

Unrealized Depreciation on Open Forward Contracts
Currencies	$743,371,321	(9,837,503)	(3.31)
Metals	303	(1,180,715)	(0.40)

Total unrealized depreciation on open forward contracts		(11,018,218)	(3.71)

Net unrealized depreciation on open forward contracts		$(3,852,549)	(1.29)%

Options Purchased
Calls
Energy	1,562	$109,340	0.04%

Total options purchased (premiums paid $155,480)		$109,340	0.04%

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Investment Income:
Interest income	$877,206	$462,598

Expenses:
Clearing fees	726,846	248,489
Professional fees	18,445	17,197

Total expenses	745,291	265,686

Net investment income	131,915	196,912

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	6,193,068	(3,141,113)
Net change in unrealized gains (losses) on open contracts	(203,651)	(3,496,800)

Total trading results	5,989,417	(6,637,913)

Net income (loss)	6,121,332	(6,441,001)
Subscriptions - Limited Partners	726,928	8,251,061
Redemptions - Limited Partners	(75,407,939)	(18,600,508)
Distribution of interest income to feeder funds	(738,731)	(351,215)

Net increase (decrease) in Partners’ Capital	(69,298,410)	(17,141,663)
Partners’ Capital, beginning of period	297,004,901	391,498,613

Partners’ Capital, end of period	$227,706,491	$374,356,950

Net asset value per Redeemable Unit (81,719.0211 and 128,497.5657 Redeemable Units outstanding at March 31, 2018 and 2017, respectively)	$2,786.46	$2,913.34

Net income (loss) per Redeemable Unit *	$52.40	$(50.04)

Weighted average Redeemable Units outstanding	91,241.1570	130,160.4541

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder fund.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

3.	Financial Highlights:

Financial highlights for the Limited Partner Classes as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$8.27	$8.35	$9.39	$(8.62)	$(8.63)	$(9.63)
Net investment loss	(5.21)	(3.83)	(3.38)	(5.73)	(4.22)	(3.62)

Increase (decrease) for the period	3.06	4.52	6.01	(14.35)	(12.85)	(13.25)
Net asset value per Unit, beginning of period	443.27	450.32	503.95	499.96	501.54	557.04

Net asset value per Unit, end of period	$446.33	$454.84	$509.96	$485.61	$488.69	$543.79

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.8)%	(3.4)%	(2.7)%	(4.8)%	(3.4)%	(2.6)%

Operating expenses before expenses borne by the General Partner and incentive fees	6.6%	5.2%	4.6%	5.4%	4.1%	3.2%
Expenses borne by the General Partner	(0.5)%	(0.5)%	(0.5)%	(0.1)%	(0.1)%	(0.1)%
Incentive fees	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	6.1%	4.7%	4.1%	5.3%	4.0%	3.1%

Total return:
Total return before incentive fees	0.7%	1.0%	1.2%	(2.9)%	(2.6)%	(2.4)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	0.7%	1.0%	1.2%	(2.9)%	(2.6)%	(2.4)%

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$50.95	$(51.55)
Net investment income	1.45	1.51

Increase (decrease) for the period	52.40	(50.04)
Distribution of interest income to feeder funds	(8.10)	(2.70)
Net asset value per Redeemable Unit, beginning of period	2,742.16	2,966.08

Net asset value per Redeemable Unit, end of period	$2,786.46	$2,913.34

	Three Months Ended
	March 31,
	2018	2017
Ratios to Average Limited Partners’ Capital: **
Net investment income ***	0.2%	0.2%

Operating expenses	1.1%	0.3%

Total return	1.9%	(1.7)%

*

Net investment income per Redeemable Unit is calculated by dividing the interest income less total expenses by the average number of Redeemable Units outstanding during the period. The net realized and unrealized gains (losses) per Redeemable Unit is a balancing amount necessary to reconcile the change in net asset value per Redeemable Unit with the other per unit information.

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended March 31, 2018 and 2017 were 6,618 and 1,363, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended March 31, 2018 and 2017 were 642 and 952, respectively. The monthly average number of option contracts traded by the Master during the three months ended March 31, 2018 and 2017 were 2,901 and 6,451, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended March 31, 2018 and 2017 were $1,689,394,802 and $866,219,007, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of March 31, 2018 and December 31, 2017, respectively.

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in	Statements of Financial Condition
	Gross	Statements of	the Statements		Cash Collateral
	Amounts	Financial	of Financial	Financial	Received/
March 31, 2018	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
MS&Co.
Futures	$1,170,338	$(522,492)	$647,846	$-	$-	$647,846
Forwards	2,591,070	(2,591,070)	-	-	-	-

	3,761,408	(3,113,562)	647,846	-	-	647,846

JPMorgan
Forwards	2,231,261	(2,231,261)	-	-	-	-

Total assets	$5,992,669	$(5,344,823)	$647,846	$-	$-	$647,846

Liabilities
MS&Co.
Futures	$(522,492)	$522,492	$-	$-	$-	$-
Forwards	(3,438,555)	2,591,070	(847,485)	-	-	(847,485)

	(3,961,047)	3,113,562	(847,485)	-	-	(847,485)

JPMorgan
Forwards	(4,345,818)	2,231,261	(2,114,557)	-	-	(2,114,557)

Total liabilities	$(8,306,865)	$5,344,823	$(2,962,042)	$-	$-	$(2,962,042)

Net fair value						$(2,314,196)*

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

		Gross Amounts	Amounts	Gross Amounts Not Offset in the
		Offset in the	Presented in	Statements of Financial Condition
	Gross	Statements of	the Statements		Cash Collateral
	Amounts	Financial	of Financial	Financial	Received/
December 31, 2017	Recognized	Condition	Condition	Instruments	Pledged*	Net Amount
Assets
MS&Co.
Futures	$2,161,518	$(347,896)	$1,813,622	$-	$-	$1,813,622
Forwards	6,823,256	(6,823,256)	-	-	-	-

	8,984,774	(7,171,152)	1,813,622	-	-	1,813,622

JPMorgan
Forwards	342,413	(342,413)	-	-	-	-

Total assets	$9,327,187	$(7,513,565)	$1,813,622	$-	$-	$1,813,622

Liabilities
MS&Co.
Futures	$(347,896)	$347,896	$-	$-	$-	$-
Forwards	(10,064,651)	6,823,256	(3,241,395)	-	-	(3,241,395)

	(10,412,547)	7,171,152	(3,241,395)	-	-	(3,241,395)

JPMorgan
Forwards	(953,567)	342,413	(611,154)	-	-	(611,154)

Total liabilities	$(11,366,114)	$7,513,565	$(3,852,549)	$-	$-	$(3,852,549)

Net fair value						$(2,038,927)*

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities as of March 31, 2018 and December 31, 2017, respectively.

Assets	March 31, 2018
Futures Contracts
Energy	$134,796
Grains	26,000
Interest Rates U.S.	916,595
Livestock	35,018
Softs	57,929

Total unrealized appreciation on open futures contracts	1,170,338

Liabilities
Futures Contracts
Energy	(13,723)
Grains	(115,785)
Interest Rates U.S.	(50,554)
Interest Rates Non-U.S.	(47,900)
Livestock	(62,667)
Metals	(89,680)
Softs	(142,183)

Total unrealized depreciation on open futures contracts	(522,492)

Net unrealized appreciation on open futures contracts	$647,846	*

Assets
Forward Contracts
Currencies	$3,315,360
Metals	1,506,971

Total unrealized appreciation on open forward contracts	4,822,331

Liabilities
Forward Contracts
Currencies	(5,884,906)
Metals	(1,899,467)

Total unrealized depreciation on open forward contracts	(7,784,373)

Net unrealized depreciation on open forward contracts	$(2,962,042)	**

Assets
Options Purchased
Energy	$172,560

Total options purchased	$172,560	***

Liabilities
Options Written
Interest Rates U.S.	$(521,094)

Total options written	$(521,094)	****

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.

****	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

Assets	December 31, 2017
Futures Contracts
Interest Rates Non-U.S.	$2,161,518

Total unrealized appreciation on open futures contracts	2,161,518

Liabilities
Futures Contracts
Interest Rates Non-U.S.	(347,896)

Total unrealized depreciation on open futures contracts	(347,896)

Net unrealized appreciation on open futures contracts	$1,813,622	*

Assets
Forward Contracts
Currencies	$6,614,739
Metals	550,930

Total unrealized appreciation on open forward contracts	7,165,669

Liabilities
Forward Contracts
Currencies	(9,837,503)
Metals	(1,180,715)

Total unrealized depreciation on open forward contracts	(11,018,218)

Net unrealized depreciation on open forward contracts	$(3,852,549)	**

Assets
Options Purchased
Energy	$109,340

Total options purchased	$109,340	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018		2017
Sector
Currencies	$608,444		$(2,805,518)
Energy	732,073		1,089,163
Grains	(118,463)		-
Indices	(81,024)		(3,426,077)
Interest Rates U.S.	5,657,799		(215,555)
Interest Rates Non-U.S.	678,945		27,855
Livestock	(338,018)		-
Metals	(965,889)		(1,307,781)
Softs	(184,450)		-

Total	$5,989,417	*	$(6,637,913)	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partner’s Capital.

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2018 and December 31, 2017 and for the periods ended March 31, 2018 and 2017, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

March 31, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$1,170,338	$1,170,338	$-	$-
Forwards	4,822,331	-	4,822,331	-
Options purchased	172,560	172,560	-	-

Total assets	$6,165,229	$1,342,898	$4,822,331	$-

Liabilities
Futures	$522,492	$522,492	$-	$-
Forwards	7,784,373	-	7,784,373	-
Options written	521,094	521,094	-	-

Total liabilities	$8,827,959	$1,043,586	$7,784,373	$-

December 31, 2017 *	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,161,518	$2,161,518	$-	$-
Forwards	7,165,669	-	7,165,669	-
Options purchased	109,340	109,340	-	-

Total assets	$9,436,527	$2,270,858	$7,165,669	$-

Liabilities
Futures	$347,896	$347,896	$-	$-
Forwards	11,018,218	-	11,018,218	-

Total liabilities	$11,366,114	$347,896	$11,018,218	$-

*

$3,825,033 of assets and $1,509,016 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange (“LME”) contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forwards and option contracts. OTC contracts are negotiated between contracting parties and include certain forwards and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 25.3% to 87.0% of the Master’s contracts are traded OTC.

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

Forward Foreign Currency Contracts. Forward foreign currency contracts are those contracts where the Master agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date. Forward foreign currency contracts are valued daily, and the Master’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward foreign exchange rates at the reporting date, is included in the Master’s Statements of Financial Condition. Net realized gains (losses) and net change in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively, and are included in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were available to be issued and has determined that, other than disclosed below, there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Effective April 1, 2018, the monthly management fee payable to the Advisor was reduced to 1/12 of 1.25% (1.25% per year) of the net assets of the Partnership as of the first day of each month.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, expense reimbursement and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the first quarter of 2018.

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

For the three months ended March 31, 2018, the Partnership’s capital decreased 2.8% from $29,197,758 to $28,386,460. This decrease was attributable to the redemptions of 3,743.146 Class A Limited Partner Units totaling $1,661,702 and redemptions of 116.654 Class Z General Partner Units totaling $60,000, which was partially offset by subscriptions of 1,600.547 Class A Limited Partner Units totaling $725,000, coupled with a net income of $185,404. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

For the three months ended March 31, 2018, the Master’s capital decreased 23.3% from $297,004,901 to $227,706,491. This decrease was attributable to redemptions totaling $75,407,939 and distributions of interest income to feeder funds totaling $738,731, which was partially offset by subscriptions of $726,928, coupled with a net income of $6,121,332. Future redemptions can impact the amount of funds available for investment in commodity positions in subsequent periods.

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

Results of Operations

During the Partnership’s first quarter of 2018, the net asset value per Unit for Class A increased 0.7% from $443.27 to $446.33 as compared to a decrease of 2.9% in the first quarter of 2017. During the Partnership’s first quarter of 2018, the net asset value per Unit for Class D increased 1.0% from $450.32 to $454.84 as compared to a decrease of 2.6% in the first quarter of 2017. During the Partnership’s first quarter of 2018, the net asset value per Unit for Class Z increased 1.2% from $503.95 to $509.96 as compared to a decrease of 2.4% in the first quarter of 2017. The Partnership, through its investment in the Master, experienced a net trading gain in the first quarter of 2018 of $524,760. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy and U.S. and non-U.S. interest rates and were partially offset by losses in grains, indices, livestock, metals and softs. The Partnership, through its investment in the Master, experienced a net trading loss in the first quarter of 2017 of $796,646. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, indices, U.S. interest rates and metals and were partially offset by gains in energy and non-U.S. interest rates.

During the first quarter, the most notable gains were recorded from positions in U.S. and European interest rate futures during January and in U.S. interest rate futures during March. Additional gains were achieved during February from short positions in Asian equity index futures and during March from short positions in U.S. equity index futures as instability roiled global equities. Further gains were recorded throughout the quarter from trading in the energy sector. The Partnership’s overall trading gains for the quarter were partially offset by trading losses in grains during February and March. Smaller losses were also recorded in sugar futures trading during January and March. Smaller losses were incurred during March from positions in livestock. Losses within the currencies were primarily experienced during February from long positions in the euro, Indian rupee, and British pound versus the U.S. dollar as the dollar strengthened.

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

Interest income on 80% of the Partnership’s average daily equity maintained in cash allocated to it by the Master was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill rate less 0.15% during such month. For the avoidance of doubt, the Master will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three months ended March 31, 2018 increased by $48,309, as compared to the corresponding period in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three months ended March 31, 2018 as compared to the corresponding period in 2017. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

Ongoing placement agent fees are calculated on a monthly basis as a percentage of the net assets of the Partnership as of the beginning of each month. The ongoing placement agent fees for the three months ended March 31, 2018 decreased by $82,862 as compared to the corresponding period in 2017. The decrease in ongoing placement agent fees was primarily due to lower average net assets during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Management fees are calculated based on the net assets of the Partnership as of the first day of each month. Accordingly, they must be analyzed in relation to the fluctuations in monthly beginning net asset values. Management fees for the three months ended March 31, 2018 decreased by $63,376 as compared to the corresponding period in 2017. The decrease in management fees was due to lower average net assets during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. General Partner fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. General Partner fees for the three months ended March 31, 2018 decreased by $42,249 as compared to the corresponding period in 2017. The decrease in General Partner fees was due to lower average net assets during the three months ended March 31, 2018 as compared to the corresponding period in 2017.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three months ended March 31, 2018 and 2017. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Quantifying the Master’s Trading Value at Risk

The following quantitative disclosures regarding the Master’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of March 31, 2018 and December 31, 2017, and the highest, lowest and average value during the three months ended March 31, 2018 and during the twelve months ended December 31, 2017. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, the Master’s total capitalization was $227,706,491 and the Partnership owned approximately 12.4% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of March 31, 2018 was as follows:

March 31, 2018

			Three Months Ended March 31, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$6,352,962	2.79%	$35,467,420	$3,479,761	$13,116,512
Energy	248,078	0.11	765,203	-	337,760
Grains	248,270	0.11	492,470	-	246,913
Interest Rates U.S.	3,597,858	1.58	12,610,095	-	3,986,266
Livestock	147,400	0.06	194,040	-	49,133
Metals	3,267,672	1.44	3,267,672	-	1,326,824
Softs	508,773	0.22	613,194	-	169,591

Total	$14,371,013	6.31%

*	Average of month-end Values at Risk.

Prior to the close of business on December 31, 2017, the Master’s total capitalization was $332,211,210, and the Partnership owned approximately 9.3% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk prior to the close of business on December 31, 2017 was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. On June 20, 2017 the Appellate Division affirmed the lower court’s June 10, 2014 order. On October 3, 2017, the Appellate Division denied MS&Co.’s motion for leave to appeal to the New York Court of Appeals. At March 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $211 million, and the certificates had incurred actual losses of approximately $89 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $211 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

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

Item 1A.   Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended March 31, 2018, there were subscriptions of 1,600.547 Units of Class A totaling $725,000.

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

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	761.744	$452.97	N/A	N/A
February 1, 2018 - February 28, 2018	2,120.035	$439.71	N/A	N/A
March 1, 2018 - March 31, 2018	861.367	$446.33	N/A	N/A
	3,743.146	$443.93

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

CERES TACTICAL MACRO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	May 10, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	May 10, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.