Form 10-Q
period 2018-06-30
Ceres Tactical Macro L.P.
filed 2018-08-09
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes       No X

As of July 31, 2018, 57,770.776 Limited Partnership Class A Units were outstanding, 15.414 Limited Partnership Class D Units were outstanding and 429.403 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Macro L.P.

Statements of Financial Condition

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets:
Investment in the Master (1), at fair value	$26,474,883	$29,118,122
Redemptions receivable from the Master	894,811	1,882,599
Expense reimbursement receivable	735	599
Cash	1,059	995

Total assets	$27,371,488	$31,002,315

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Management fees	$28,854	$38,908
Redemptions payable to General Partner	-	25,000
Redemptions payable to Limited Partners	794,927	1,740,649

Total liabilities	823,781	1,804,557

Partners’ Capital:
General Partner, Class Z, 585.946 and 702.600 Units outstanding at June 30, 2018 and December 31, 2017, respectively	298,729	354,077
Limited Partners, Class A, 58,613.135 and 64,461.506 Units outstanding at June 30, 2018 and December 31, 2017, respectively	26,023,062	28,574,049
Limited Partners, Class D, 15.414 Units outstanding at June 30, 2018 and December 31, 2017	6,996	6,941
Limited Partners, Class Z, 429.403 and 521.261 Units outstanding at June 30, 2018 and December 31, 2017, respectively	218,920	262,691

Total partners’ capital (net asset value)	26,547,707	29,197,758

Total liabilities and partners’ capital	$27,371,488	$31,002,315

Net asset value per Unit:
Class A	$443.98	$443.27

Class D	$453.87	$450.32

Class Z	$509.82	$503.95

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income allocated from the Master	$98,546	$58,048	$191,710	$102,903

Expenses:
Expenses allocated from the Master	65,349	30,359	155,755	61,785
Ongoing placement agent fees	136,566	197,820	279,803	423,919
Management fees	87,135	151,521	196,795	324,557
General Partner fees	69,708	101,014	142,815	216,370
Professional fees	50,785	48,889	102,242	99,785

Total expenses	409,543	529,603	877,410	1,126,416
Expenses borne by the General Partner	(35,585)	(25,457)	(70,932)	(49,571)

Net expenses	373,958	504,146	806,478	1,076,845

Net investment loss	(275,412)	(446,098)	(614,768)	(973,942)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(287,260)	(628,263)	273,261	(998,149)
Net change in unrealized gains (losses) on open contracts allocated from the Master	419,047	958,725	383,286	531,965

Total trading results	131,787	330,462	656,547	(466,184)

Net income (loss)	$(143,625)	$(115,636)	$41,779	$(1,440,126)

Net income (loss) per Unit: *
Class A	$(2.35)	$(1.25)	$0.71	$(15.60)

Class D	$(0.97)	$0.27	$3.55	$(12.58)

Class Z	$(0.14)	$1.32	$5.87	$(11.93)

Weighted average Units outstanding:
Class A	61,135.219	81,894.503	62,724.625	86,516.182

Class D	15.414	15.414	15.414	15.414

Class Z	1,107.207	1,544.534	1,136.454	1,601.718

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$28,574,049	64,461.506	$6,941	15.414	$616,768	1,223.861	$29,197,758	65,700.781
Subscriptions - Limited Partners	725,000	1,600.547	-	-	-	-	725,000	1,600.547
Redemptions - General Partner	-	-	-	-	(60,000)	(116.654)	(60,000)	(116.654)
Redemptions - Limited Partners	(3,309,999)	(7,448.918)	-	-	(46,831)	(91.858)	(3,356,830)	(7,540.776)
Net income (loss)	34,012	-	55	-	7,712	-	41,779	-

Partners’ Capital, June 30, 2018	$26,023,062	58,613.135	$6,996	15.414	$517,649	1,015.349	$26,547,707	59,643.898

Partners’ Capital, December 31, 2016	$47,386,996	94,781.707	$7,731	15.414	$985,511	1,769.197	$48,380,238	96,566.318
Subscriptions - Limited Partners	1,155,418	2,407.451	-	-	-	-	1,155,418	2,407.451
Redemptions - General Partner	-	-	-	-	(140,000)	(257.977)	(140,000)	(257.977)
Redemptions - Limited Partners	(9,624,358)	(19,771.984)	-	-	(115,101)	(207.836)	(9,739,459)	(19,979.820)
Net income (loss)	(1,420,011)	-	(194)	-	(19,921)	-	(1,440,126)	-

Partners’ Capital, June 30, 2017	$37,498,045	77,417.174	$7,537	15.414	$710,489	1,303.384	$38,216,071	78,735.972

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

Effective February 27, 2017, the Partnership changed its name from Managed Futures Premier Macro L.P. to Ceres Tactical Macro L.P.

During the reporting periods ended June 30, 2018 and 2017, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for the Master. During prior periods in this report, the Partnership and the Master also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

On February 1, 2016, the Partnership allocated substantially all of its capital to CMF Willowbridge Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The General Partner is also the general partner and commodity pool operator of the Master. As of June 30, 2018, all trading decisions for the Partnership are made by Willowbridge Associates Inc. (the “Advisor”) using the Advisor’s wPraxis Futures Trading Approach, a proprietary discretionary trading program.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended June 30, 2018.

On February 1, 2011, the Units offered pursuant to the Partnership’s limited partnership agreement, as amended from time to time (the “Limited Partnership Agreement”), were deemed “Class A Units.” The rights, liabilities, risks, and fees associated with investment in the Class A Units were not changed. In addition, beginning on February 1, 2011, Class D Units were offered. Beginning August 1, 2011, Class Z Units were offered to certain employees of Morgan Stanley Smith Barney LLC (doing business as Morgan Stanley Wealth Management) (“Morgan Stanley Wealth Management”) and its affiliates (and their family members). Class A, Class D and Class Z will each be referred to as a “Class” and collectively referred to as the “Classes.” The Class of Units that a limited partner of the Partnership (each, a “Limited Partner” or collectively, the “Limited Partners”) receives upon a subscription will generally depend upon the amount invested in the Partnership, although the General Partner may determine to offer Units to investors at its discretion.

At June 30, 2018 and prior to the close of business on December 31, 2017, the Partnership owned approximately 11.8% and 9.3%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2018, the results of its operations for the three and six months ended June 30, 2018 and 2017 and the changes in partners’ capital for the six months ended June 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Profit Allocation. The General Partner and each Limited Partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no Limited Partner is liable for obligations of the Partnership in excess of its capital contributions and profits, if any, net of distributions, redemptions and losses, if any.

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended June 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

Partnership’s Investment. The Partnership carries its investment in the Master based on the Master’s net asset value per unit (“Redeemable Unit”) as calculated by the Master. The valuation of the Master’s investments, including the classification within the fair value hierarchy of the investments held by the Master, are described in Note 5, “Fair Value Measurements.”

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

Master’s Cash. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. and JPMorgan. At June 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $35,355,674 and $24,382,419, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Master’s restricted and unrestricted cash includes cash denominated in foreign currencies of $395,698 (cost of $392,481) and $668,941 (cost of $662,080) at June 30, 2018 and December 31, 2017, respectively.

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of June 30, 2018 and December 31, 2017 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and six months ended June 30, 2018 and 2017 are presented below:

CMF Willowbridge Master L.P.

Statements of Financial Condition

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Equity in trading accounts:
Unrestricted cash	$191,888,788	$309,795,856
Restricted cash	35,355,674	24,382,419
Net unrealized appreciation on open futures contracts	2,119,701	1,813,622
Options purchased, at fair value (premiums paid $0 and $155,480 at June 30, 2018 and December 31, 2017, respectively)	-	109,340

Total equity in trading accounts	229,364,163	336,101,237
Cash at bank	-	436

Total assets	$229,364,163	$336,101,673

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open forward contracts	$748,050	$3,852,549
Options written, at fair value (premiums received $1,936,789 and $0 at June 30, 2018 and December 31, 2017, respectively)	2,226,430	-
Accrued expenses:
Professional fees	42,270	37,914
Redemptions payable	1,657,470	35,206,309

Total liabilities	4,674,220	39,096,772

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at June 30, 2018 and December 31, 2017	-	-
Limited Partners, 80,411.7824 and 108,310.6257 Redeemable Units outstanding at June 30, 2018 and December 31, 2017, respectively)	224,689,943	297,004,901

Total partners’ capital (net asset value)	224,689,943	297,004,901

Total liabilities and partners’ capital	$229,364,163	$336,101,673

Net asset value per Redeemable Unit	$2,794.24	$2,742.16

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Condensed Schedule of Investments

June 30, 2018

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	223	$9,085	0.00	% *
Interest Rates U.S.	2,614	2,726,584	1.21

Total futures contracts purchased		2,735,669	1.21

Futures Contracts Sold
Interest Rates U.S.	5,598	(615,968)	(0.27)

Total futures contracts sold		(615,968)	(0.27)

Net unrealized appreciation on open futures contracts		$2,119,701	0.94%

Unrealized Appreciation on Open Forward Contracts
Currencies	$347,919,839	$3,230,015	1.44%
Metals	166	1,145,540	0.51

Total unrealized appreciation on open forward contracts		4,375,555	1.95

Unrealized Depreciation on Open Forward Contracts
Currencies	$541,475,369	(4,035,590)	(1.80)
Metals	166	(1,088,015)	(0.48)

Total unrealized depreciation on open forward contracts		(5,123,605)	(2.28)

Net unrealized depreciation on open forward contracts		$(748,050)	(0.33)%

Options Written
Calls
Interest Rates U.S.	2,425	$(1,876,508)	(0.83)%
Puts
Interest Rates U.S.	1,493	(349,922)	(0.16)

Total options written (premiums received $1,936,789)		$(2,226,430)	(0.99)%

*	Due to rounding.

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$868,440	$664,323	$1,745,646	$1,126,921

Expenses:
Clearing fees	517,651	271,480	1,244,497	519,969
Professional fees	18,250	17,198	36,695	34,395

Total expenses	535,901	288,678	1,281,192	554,364

Net investment income	332,539	375,645	464,454	572,557

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,287,514)	(6,111,209)	3,905,554	(9,252,322)
Net change in unrealized gains (losses) on open contracts	3,367,084	9,378,930	3,163,433	5,882,130

Total trading results	1,079,570	3,267,721	7,068,987	(3,370,192)

Net income (loss)	1,412,109	3,643,366	7,533,441	(2,797,635)
Subscriptions - Limited Partners	2,266	17,617,705	729,194	25,868,766
Redemptions - Limited Partners	(3,659,102)	(11,147,277)	(79,067,041)	(29,747,785)
Distribution of interest income to feeder funds	(771,821)	(664,323)	(1,510,552)	(1,015,538)

Net increase (decrease) in Partners’ Capital	(3,016,548)	9,449,471	(72,314,958)	(7,692,192)
Partners’ Capital, beginning of period	227,706,491	374,356,950	297,004,901	391,498,613

Partners’ Capital, end of period	$224,689,943	$383,806,421	$224,689,943	$383,806,421

Net asset value per Redeemable Unit (80,411.7824 and 130,713.3136 Redeemable Units outstanding at June 30, 2018 and 2017, respectively)	$2,794.24	$2,936.25	$2,794.24	$2,936.25

Net income (loss) per Redeemable Unit *	$17.26	$27.99	$69.58	$(22.05)

Weighted average Redeemable Units outstanding	81,390.0519	130,827.1614	86,315.6044	130,493.8078

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

3.    Financial Highlights:

Financial highlights for the Limited Partner Classes as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

		Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$2.11	$2.21	$2.41	$4.13	$4.23	$4.65
Net investment loss	(4.46)	(3.18)	(2.55)	(5.38)	(3.96)	(3.33)

Increase (decrease) for the period	(2.35)	(0.97)	(0.14)	(1.25)	0.27	1.32
Net asset value per Unit, beginning of period	446.33	454.84	509.96	485.61	488.69	543.79

Net asset value per Unit, end of period	$443.98	$453.87	$509.82	$484.36	$488.96	$545.11

		Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$10.40	$10.56	$11.82	$(4.47)	$(4.41)	$(4.97)
Net investment loss	(9.69)	(7.01)	(5.95)	(11.13)	(8.17)	(6.96)

Increase (decrease) for the period	0.71	3.55	5.87	(15.60)	(12.58)	(11.93)
Net asset value per Unit, beginning of period	443.27	450.32	503.95	499.96	501.54	557.04

Net asset value per Unit, end of period	$443.98	$453.87	$509.82	$484.36	$488.96	$545.11

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.1)%	(2.8)%	(2.1)%	(4.6)%	(3.3)%	(2.6)%

Operating expenses before expenses borne by the General Partner and incentive fees	6.0%	4.7%	4.0%	5.4%	4.1%	3.5%
Expenses borne by the General Partner	(0.5)%	(0.5)%	(0.5)%	(0.3)%	(0.3)%	(0.3)%
Incentive fees	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.5%	4.2%	3.5%	5.1%	3.8%	3.2%

Total return:
Total return before incentive fees	(0.5)%	(0.2)%	(0.0)%	(0.3)%	0.1%	0.2%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(0.5)%	(0.2)%	(0.0)%	(0.3)%	0.1%	0.2%

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.4)%	(3.1)%	(2.4)%	(4.7)%	(3.4)%	(2.6)%

Operating expenses before expenses borne by the General Partner and incentive fees	6.3%	5.0%	4.3%	5.4%	4.1%	3.3%
Expenses borne by the General Partner	(0.5)%	(0.5)%	(0.5)%	(0.2)%	(0.2)%	(0.2)%
Incentive fees	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.8%	4.5%	3.8%	5.2%	3.9%	3.1%

Total return:
Total return before incentive fees	0.2%	0.8%	1.2%	(3.1)%	(2.5)%	(2.1)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	0.2%	0.8%	1.2%	(3.1)%	(2.5)%	(2.1)%

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$13.17	$25.12	$64.20	$(26.44)
Net investment income	4.09	2.87	5.38	4.39

Increase (decrease) for the period	17.26	27.99	69.58	(22.05)
Distribution of interest income to feeder funds	(9.48)	(5.08)	(17.50)	(7.78)
Net asset value per Redeemable Unit, beginning of period	2,786.46	2,913.34	2,742.16	2,966.08

Net asset value per Redeemable Unit, end of period	$2,794.24	$2,936.25	$2,794.24	$2,936.25

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital: **
Net investment income ***	0.6%	0.4%	0.4%	0.3%

Operating expenses	0.9%	0.3%	1.0%	0.3%

Total return	0.6%	1.0%	2.5%	(0.7)%

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended June 30, 2018 and 2017 were 5,608 and 9,407, respectively. The monthly average number of futures contracts traded by the Master during the six months ended June 30, 2018 and 2017 were 6,113 and 5,385, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended June 30, 2018 and 2017 were 828 and 943, respectively. The monthly average number of metals forward contracts traded by the Master during the six months ended June 30, 2018 and 2017 were 735 and 947, respectively. The monthly average number of option contracts traded by the Master during the three months ended June 30, 2018 and 2017 were 1,995 and 3,991, respectively. The monthly average number of option contracts traded by the Master during the six months ended June 30, 2018 and 2017 were 2,448 and 5,221, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended June 30, 2018 and 2017 were $1,350,083,991 and $469,473,643, respectively. The monthly average notional value of currency forward contracts traded by the Master during the six months ended June 30, 2018 and 2017 were $1,519,739,396 and $667,846,325, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of June 30, 2018 and December 31, 2017, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
June 30, 2018				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$2,791,515	$(671,814)	$2,119,701	$-	$-	$2,119,701
Forwards	1,711,370	(1,711,370)	-	-	-	-

	4,502,885	(2,383,184)	2,119,701	-	-	2,119,701
JPMorgan
Forwards	2,664,185	(2,664,185)	-	-	-	-

Total assets	$7,167,070	$(5,047,369)	$2,119,701	$-	$-	$2,119,701

Liabilities
MS&Co.
Futures	$(671,814)	$671,814	$-	$-	$-	$-
Forwards	(1,962,050)	1,711,370	(250,680)	-	-	(250,680)

	(2,633,864)	2,383,184	(250,680)	-	-	(250,680)
JPMorgan
Forwards	(3,161,555)	2,664,185	(497,370)	-	-	(497,370)

Total liabilities	$(5,795,419)	$5,047,369	$(748,050)	$-	$-	$(748,050)

Net fair value						$1,371,651	*

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2017				Financial Instruments	Cash Collateral Received/ Pledged*
Assets
MS&Co.
Futures	$2,161,518	$(347,896)	$1,813,622	$-	$-	$1,813,622
Forwards	6,823,256	(6,823,256)	-	-	-	-

	8,984,774	(7,171,152)	1,813,622	-	-	1,813,622
JPMorgan
Forwards	342,413	(342,413)	-	-	-	-

Total assets	$9,327,187	$(7,513,565)	$1,813,622	$-	$-	$1,813,622

Liabilities
MS&Co.
Futures	$(347,896)	$347,896	$-	$-	$-	$-
Forwards	(10,064,651)	6,823,256	(3,241,395)	-	-	(3,241,395)

	(10,412,547)	7,171,152	(3,241,395)	-	-	(3,241,395)
JPMorgan
Forwards	(953,567)	342,413	(611,154)	-	-	(611,154)

Total liabilities	$(11,366,114)	$7,513,565	$(3,852,549)	$-	$-	$(3,852,549)

Net fair value						$(2,038,927)	*

*

In the event of default by the Master, MS&Co., the Master’s commodity futures broker and a counterparty to certain of the Master’s non-exchange-traded contracts, as applicable, and JPMorgan, as a counterparty to certain of the Master’s non-exchange-traded contracts, each has the right to offset the Master’s obligation with the Master’s cash and/or U.S. Treasury bills held by MS&Co. or JPMorgan, as applicable, thereby minimizing MS&Co.’s and JPMorgan’s risk of loss. In certain instances, a counterparty may not post collateral and as such, in the event of default by such counterparty, the Master is exposed to the amount shown in the Master’s Statements of Financial Condition. In the case of exchange-traded contracts, the Master’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee funds may be available in the event of a default.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities as of June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018
Assets
Futures Contracts
Energy	$9,525
Interest Rates U.S.	2,781,990

Total unrealized appreciation on open futures contracts	2,791,515

Liabilities
Futures Contracts
Energy	(440)
Interest Rates U.S.	(671,374)

Total unrealized depreciation on open futures contracts	(671,814)

Net unrealized appreciation on open futures contracts	$2,119,701	*

Assets
Forward Contracts
Currencies	$3,230,015
Metals	1,145,540

Total unrealized appreciation on open forward contracts	4,375,555

Liabilities
Forward Contracts
Currencies	(4,035,590)
Metals	(1,088,015)

Total unrealized depreciation on open forward contracts	(5,123,605)

Net unrealized depreciation on open forward contracts	$(748,050)	**

Liabilities
Options Written
Interest Rates U.S.	$(2,226,430)

Total options written	$(2,226,430)	***

*	This amount is in “Net unrealized appreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

***	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Sector
Currencies	$7,582,817		$459,045		$8,191,261		$(2,346,473)
Energy	(485,954)		644,242		246,119		1,733,405
Grains	(1,305,711)		-		(1,424,174)		-
Indices	(632,523)		(4,487,393)		(713,547)		(7,913,470)
Interest Rates U.S.	(1,624,584)		623,058		4,033,215		407,503
Interest Rates Non-U.S.	(3,734,208)		6,381,087		(3,055,263)		6,408,942
Livestock	77,789		-		(260,229)		-
Metals	1,211,169		(352,318)		245,280		(1,660,099)
Softs	(9,225)		-		(193,675)		-

Total	$1,079,570	*	$3,267,721	*	$7,068,987	*	$(3,370,192)	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2018 and December 31, 2017 and for the periods ended June 30, 2018 and 2017, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the beginning of the reporting period.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

June 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,791,515	$2,791,515	$-	$-
Forwards	4,375,555	-	4,375,555	-

Total assets	$7,167,070	$2,791,515	$4,375,555	$-

Liabilities
Futures	$671,814	$671,814	$-	$-
Forwards	5,123,605	-	5,123,605	-
Options written	2,226,430	2,226,430	-	-

Total liabilities	$8,021,849	$2,898,244	$5,123,605	$-

December 31, 2017 *	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,161,518	$2,161,518	$-	$-
Forwards	7,165,669	-	7,165,669	-
Options purchased	109,340	109,340	-	-

Total assets	$9,436,527	$2,270,858	$7,165,669	$-

Liabilities
Futures	$347,896	$347,896	$-	$-
Forwards	11,018,218	-	11,018,218	-

Total liabilities	$11,366,114	$347,896	$11,018,218	$-

*

$3,825,033 of assets and $1,509,016 of liabilities were transferred from Level 1 to Level 2 during the year ended December 31, 2017. The General Partner believes that for London Metal Exchange (“LME”) forward contracts, the inputs are derived from an exchange and not actively quoted prices, which is more representative of a Level 2 security.

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 38.2% to 88.6% of the Master’s contracts are traded OTC.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were available to be issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, redemptions receivable from the Master, expense reimbursement receivable and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the second quarter of 2018.

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

Other than the risks inherent in commodity futures, forwards, options, swaps and other derivatives trading and U.S. treasury bills and money market mutual fund securities, the Partnership and the Master know of no trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership’s or the Master’s liquidity increasing or decreasing in any material way.

The Partnership’s capital consists of the capital contributions, as increased or decreased by income or (losses) from its investment in the Master, expenses, interest income, subscriptions, redemptions of Units and distributions of profits, if any.

For the six months ended June 30, 2018, the Partnership’s capital decreased 9.1% from $29,197,758 to $26,547,707. This decrease was attributable to redemptions of 7,448.918 Class A Limited Partner Units totaling $3,309,999, redemptions of 91.858 Class Z Limited Partner Units totaling $46,831 and redemptions of 116.654 Class Z General Partner Units totaling $60,000, which was partially offset by subscriptions of 1,600.547 Class A Limited Partner Units totaling $725,000, coupled with net income of $41,779. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

For the six months ended June 30, 2018, the Master’s capital decreased 24.3% from $297,004,901 to $224,689,943. This decrease was attributable to redemptions totaling $79,067,041 and distributions of interest income to feeder funds totaling $1,510,552, which was partially offset by subscriptions of $729,194, coupled with net income of $7,533,441. Future redemptions can impact the amount of funds available for investment in commodity positions in subsequent periods.

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

Results of Operations

During the Partnership’s second quarter of 2018, the net asset value per Unit for Class A decreased 0.5% from $446.33 to $443.98 as compared to a decrease of 0.3% in the second quarter of 2017. During the Partnership’s second quarter of 2018, the net asset value per Unit for Class D decreased 0.2% from $454.84 to $453.87 as compared to an increase of 0.1% in the second quarter of 2017. During the Partnership’s second quarter of 2018, the net asset value per Unit for Class Z decreased 0.0% from $509.96 to $509.82 as compared to an increase of 0.2% in the second quarter of 2017. The Partnership, through its investment in the Master, experienced a net trading gain in the second quarter of 2018 of $131,787. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, livestock and metals and were partially offset by losses in energy, grains, indices, U.S. and non-U.S. interest rates and softs. The Partnership, through its investment in the Master, experienced a net trading gain in the second quarter of 2017 of $330,462. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy and U.S. and non-U.S. interest rates and were partially offset by losses in indices and metals.

The most significant losses were experienced within the global interest rate sector during April from long positions in U.S. fixed income futures as strong first quarter economic reports spurred speculation the Federal Reserve would increase the pace of future interest rate hikes. Additional losses within the fixed income sector were experienced during June due to short positions in European fixed income futures as prices rallied amid the rise of populist sentiment in many Eurozone nations. Within the agricultural markets, losses were incurred during May and June from long positions in grains as the threat of a potential trade war between the U.S. and China pushed prices lower. Additional losses were experienced during May within the global stock index sector from short positions in U.S. equity index futures as a surging U.S. economy stoked demand for stocks. Losses within the energy complex were primarily experienced during June due to long positions in heating oil futures as prices fell early in the month. The Partnership’s trading losses during the quarter were offset by gains achieved within the currency sector during May from short positions in the euro versus the U.S. dollar as the relative value of the euro declined. Further gains within the currency sector were experienced during April from positions in the euro, South African rand, and Australian dollar. Within the metals sector, gains were recorded during April from long positions in copper and aluminum futures as prices moved higher after the announcement of potential economic sanctions on Russian industries.

During the Partnership’s six months ended June 30, 2018, the net asset value per Unit for Class A increased 0.2% from $443.27 to $443.98 as compared to a decrease of 3.1% during the six months ended June 30, 2017. During the Partnership’s six months ended June 30, 2018, the net asset value per Unit for Class D increased 0.8% from $450.32 to $453.87 as compared to a decrease of 2.5% during the six months ended June 30, 2017. During the Partnership’s six months ended June 30, 2018, the net asset value per Unit for Class Z increased 1.2% from $503.95 to $509.82 as compared to a decrease of 2.1% during the six months ended June 30, 2017. The Partnership, through its investment in the Master, experienced a net trading gain in the six months ended June 30, 2018 of $656,547. Gains were primarily attributable to the Master’s trading of commodity futures in currencies, energy, U.S. interest rates and metals and were partially offset by losses in grains, indices, non-U.S. interest rates, livestock and softs. The Partnership, through its investment in the Master, experienced a net trading loss in the six months ended June 30, 2017 of $466,184. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, indices and metals and were partially offset by gains in energy and U.S. and non-U.S. interest rates.

The most notable gains were recorded from positions in the euro during May amid increased political tensions in the Eurozone. Additional gains in the euro currency were experienced during January and April. Gains were also recorded from short positions in U.S. equity index futures during March and from short positions in Asian equity index futures during February as global stock prices fell. During the second quarter, gains were experienced from long positions in industrial metals during April and May amid signs of global supply shortfalls and potential sanctions against Russia. Further gains were achieved throughout the first six months of the year from long positions in crude oil futures. The Partnership’s overall trading gains for the quarter were mostly offset by trading losses from European fixed income futures during February, March, April, and June. Losses were also recorded during May and June from long positions in grains futures as prices moved lower. Smaller losses were incurred during March from positions in cattle and lean hog futures.

Commodity futures markets are highly volatile. The potential for broad and rapid price fluctuations increases the risks involved in commodity trading, but also increases the possibility of profit. The profitability of the Partnership (and the Master) depends on the Advisor’s ability to forecast price changes in commodities. Such price changes are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events, and changes in interest rates. To the extent that the Advisor correctly makes such forecasts, the Partnership and the Master expect to increase capital through operations.

Interest income on 100% of the Partnership’s average daily equity maintained in cash allocated to it by the Master was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill rate less 0.15% during such month. For the avoidance of doubt, the Master will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three and six months ended June 30, 2018 increased by $40,498 and $88,807, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

Ongoing placement agent fees are calculated on a monthly basis as a percentage of the net assets of the Partnership as of the beginning of each month. The ongoing placement agent fees for the three and six months ended June 30, 2018 decreased by $61,254 and $144,116, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing placement agent fees was primarily due to lower average net assets during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated based on the net assets of the Partnership as of the first day of each month. Accordingly, they must be analyzed in relation to the fluctuations in monthly beginning net asset values. Management fees for the three and six months ended June 30, 2018 decreased by $64,386 and $127,762, respectively, as compared to the corresponding periods in 2017. The decrease in management fees was due to lower average net assets during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. General Partner fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. General Partner fees for the three and six months ended June 30, 2018 decreased by $31,306 and $73,555, respectively, as compared to the corresponding periods in 2017. The decrease in General Partner fees was due to lower average net assets during the three and six months ended June 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three and six months ended June 30, 2018 and 2017. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of June 30, 2018 and December 31, 2017, and the highest, lowest and average value during the three months ended June 30, 2018 and during the twelve months ended December 31, 2017. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of June 30, 2018, the Master’s total capitalization was $224,689,943 and the Partnership owned approximately 11.8% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of June 30, 2018 was as follows:

June 30, 2018

			Three Months Ended June 30, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$29,499,515	13.13%	$41,237,343	$5,901,091	$25,705,511
Energy	294,360	0.13	1,053,910	96,375	369,885
Interest Rates U.S.	7,788,232	3.47	10,443,027	-	3,055,107

Total	$37,582,107	16.73%

*	Average of month-end Values at Risk.

Prior to the close of business on December 31, 2017, the Master’s total capitalization was $332,211,210 and the Partnership owned approximately 9.3% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk prior to the close of business on December 31, 2017 was as follows:

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2017, 2016, 2015, 2014 and 2013. In addition, MS&Co. annually prepares an Audited, Consolidated Statement of Financial Condition (“Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the Commitments, Guarantees and Contingencies – Legal section of MS&Co.’s 2017 Audited Financial Statement.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (CBOE) and the CBOE Futures Exchange, LLC (CFE) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co, styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. On June 27, 2018, the Firm filed a motion for summary judgment and spoliation sanctions against CDIB. Based on currently available information, MS&Co. believes it could incur a loss in this action of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-

judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At June 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $24 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $24 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co..

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

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleged that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raised claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. On July 13, 2018, the parties reached an agreement in principle to settle the litigation.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleged that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $634 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 26, 2018, the parties entered into an agreement to settle the litigation.

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

Item 1A.  Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended June 30, 2018, there were no subscriptions for Units.

Units are issued in reliance upon applicable exemptions from registration under Section 4(a)(2) of the Securities Act and Section 506 of Regulation D promulgated thereunder. Units are purchased by accredited investors as described in Regulation D.

Proceeds from the sale of Units are used in the trading of commodity interests including futures, swap, option and forward contracts, and any other interests pertaining thereto, including interests in commodity pools.

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased*	Class A (b) Average Price Paid per Unit**	Class Z (a) Total Number of Units Purchased*	Class Z (b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 -April 30, 2018	1,530.267	$444.08	N/A	N/A	N/A	N/A
May 1, 2018 - May 31, 2018	490.529	$449.80	N/A	N/A	N/A	N/A
June 1, 2018 - June 30, 2018	1,684.976	$443.98	91.858	$509.82	N/A	N/A
	3,705.772	$444.79	91.858	$509.82

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

CERES TACTICAL MACRO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	August 9, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	August 9, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.