Form 10-Q
period 2018-09-30
Ceres Tactical Macro L.P.
filed 2018-11-08
CIK 1504886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes X     No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes _     No X

As of October 31, 2018, 52,183.092 Limited Partnership Class A Units were outstanding, 15.414 Limited Partnership Class D Units were outstanding and 371.242 Limited Partnership Class Z Units were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Ceres Tactical Macro L.P.

Statements of Financial Condition

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets:
Investment in the Master (1), at fair value	$23,125,898	$29,118,122
Redemptions receivable from the Master	1,073,604	1,882,599
Expense reimbursement receivable	748	599
Cash	1,059	995

Total assets	$24,201,309	$31,002,315

Liabilities and Partners’ Capital:
Liabilities:
Accrued expenses:
Management fees	$24,453	$38,908
Redemptions payable to General Partner	-	25,000
Redemptions payable to Limited Partners	987,145	1,740,649

Total liabilities	1,011,598	1,804,557

Partners’ Capital:
General Partner, Class Z, 585.946 and 702.600 Units outstanding at September 30, 2018 and December 31, 2017, respectively	291,059	354,077
Limited Partners, Class A, 52,758.730 and 64,461.506 Units outstanding at September 30, 2018 and December 31, 2017, respectively	22,707,441	28,574,049
Limited Partners, Class D, 15.414 Units outstanding at September 30, 2018 and December 31, 2017	6,803	6,941
Limited Partners, Class Z, 371.242 and 521.261 Units outstanding at September 30, 2018 and December 31, 2017, respectively	184,408	262,691

Total partners’ capital (net asset value)	23,189,711	29,197,758

Total liabilities and partners’ capital	$24,201,309	$31,002,315

Net asset value per Unit:
Class A	$430.40	$443.27

Class D	$441.38	$450.32

Class Z	$496.73	$503.95

(1)	Defined in Note 1.

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Statements of Income and Expenses

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income allocated from the Master	$100,885	$68,613	$292,595	$171,516

Expenses:
Expenses allocated from the Master	89,388	46,863	245,143	108,648
Ongoing placement agent fees	123,119	177,794	402,922	601,713
Management fees	78,505	136,001	275,300	460,558
General Partner fees	62,804	90,667	205,619	307,037
Professional fees	49,816	47,442	152,058	147,227

Total expenses	403,632	498,767	1,281,042	1,625,183
Expenses borne by the General Partner	(36,301)	(26,505)	(107,233)	(76,076)

Net expenses	367,331	472,262	1,173,809	1,549,107

Net investment loss	(266,446)	(403,649)	(881,214)	(1,377,591)

Trading Results:
Net gains (losses) on investment in the Master:
Net realized gains (losses) on closed contracts allocated from the Master	(295,056)	(617,397)	(21,795)	(1,615,546)
Net change in unrealized gains (losses) on open contracts allocated from the Master	(283,121)	(1,176,120)	100,165	(644,155)

Total trading results	(578,177)	(1,793,517)	78,370	(2,259,701)

Net income (loss)	$(844,623)	$(2,197,166)	$(802,844)	$(3,637,292)

Net income (loss) per Unit: *
Class A	$(13.58)	$(28.04)	$(12.87)	$(43.64)

Class D	$(12.49)	$(26.84)	$(8.94)	$(39.42)

Class Z	$(13.09)	$(28.93)	$(7.22)	$(40.86)

Weighted average Units outstanding:
Class A	57,145.398	75,767.147	60,864.882	82,933.170

Class D	15.414	15.414	15.414	15.414

Class Z	995.962	1,331.129	1,089.623	1,511.522

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Ceres Tactical Macro L.P.

Statements of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Class A		Class D		Class Z		Total
	Amount	Units	Amount	Units	Amount	Units	Amount	Units
Partners’ Capital, December 31, 2017	$28,574,049	64,461.506	$6,941	15.414	$616,768	1,223.861	$29,197,758	65,700.781
Subscriptions - Limited Partners	725,000	1,600.547	-	-	-	-	725,000	1,600.547
Redemptions - General Partner	-	-	-	-	(60,000)	(116.654)	(60,000)	(116.654)
Redemptions - Limited Partners	(5,795,364)	(13,303.323)	-	-	(74,839)	(150.019)	(5,870,203)	(13,453.342)
Net income (loss)	(796,244)	-	(138)	-	(6,462)	-	(802,844)	-

Partners’ Capital, September 30, 2018	$22,707,441	52,758.730	$6,803	15.414	$475,467	957.188	$23,189,711	53,731.332

Partners’ Capital, December 31, 2016	$47,386,996	94,781.707	$7,731	15.414	$985,511	1,769.197	$48,380,238	96,566.318
Subscriptions - Limited Partners	1,335,418	2,785.450	-	-	21,881	41.618	1,357,299	2,827.068
Redemptions - General Partner	-	-	-	-	(140,000)	(257.977)	(140,000)	(257.977)
Redemptions - Limited Partners	(12,253,992)	(25,491.716)	-	-	(115,101)	(207.836)	(12,369,093)	(25,699.552)
Net income (loss)	(3,578,655)	-	(608)	-	(58,029)	-	(3,637,292)	-

Partners’ Capital, September 30, 2017	$32,889,767	72,075.441	$7,123	15.414	$694,262	1,345.002	$33,591,152	73,435.857

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

Effective February 27, 2017, the Partnership changed its name from Managed Futures Premier Macro L.P. to Ceres Tactical Macro L.P.

During the reporting periods ended September 30, 2018 and 2017, the Partnership’s and the Master’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. JPMorgan Chase Bank, N.A. (“JPMorgan”) was also a foreign exchange forward counterparty for the Master. During prior periods in this report, the Partnership and the Master also deposited a portion of their cash in non-trading bank accounts at JPMorgan.

On February 1, 2016, the Partnership allocated substantially all of its capital to CMF Willowbridge Master Fund L.P. (the “Master”), a limited partnership organized under the partnership laws of the State of New York. The General Partner is also the general partner and commodity pool operator of the Master. As of September 30, 2018, all trading decisions for the Partnership are made by Willowbridge Associates Inc. (the “Advisor”) using the Advisor’s wPraxis Futures Trading Approach, a proprietary discretionary trading program.

The General Partner is not aware of any material changes to the trading program discussed above during the fiscal quarter ended September 30, 2018.

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

At September 30, 2018 and prior to the close of business on December 31, 2017, the Partnership owned approximately 11.9% and 9.3%, respectively, of the Master. The Partnership intends to continue to invest substantially all of its assets in the Master. The performance of the Partnership is directly affected by the performance of the Master.

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

As of November 1, 2018, the Partnership entered into an alternative investment placement agent agreement (the “Harbor Selling Agreement”), by and among the Partnership, the General Partner, Morgan Stanley Distribution Inc. (“MSDI”), and Harbor Investment Advisory, LLC, a Maryland limited liability company (“Harbor”), which supersedes and replaces the alternative investment selling agent agreement, dated January 19, 2018, between the Partnership, the General Partner and Harbor. Pursuant to the Harbor Selling Agreement, MSDI and Harbor have been appointed as a non-exclusive selling agent and sub-selling agent, respectively, of the Partnership for the purpose of finding eligible investors for Units through offerings that are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder and for Harbor to serve as an investment advisor to its customers investing in one or more of the partnerships party to the Harbor Selling Agreement; provided, that, included within such appointment, Harbor will provide certain services to certain holders of Units of the Partnership, who had acquired such Units prior to such holders becoming clients of Harbor. The Harbor Selling Agreement continues in effect until September 30, 2019 unless terminated in certain circumstances as set forth in the Harbor Selling Agreement, including by any party on thirty days’ prior written notice, after which the General Partner or the Partnership may, in its sole discretion, renew the Harbor Selling Agreement for additional one year periods. Pursuant to the Harbor Selling Agreement, the Partnership will pay Harbor an ongoing placement agent fee equal to (i) 1/12th of 2.0% (a 2.0% annual rate) of the net asset value per Unit for certain holders of Class A Units in the Partnership, and (ii) 1/12th of 0.75% (a 0.75% annual rate) of the net asset value per Unit for certain holders of Class D Units in the Partnership, as set forth in the Harbor Selling Agreement.

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

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at September 30, 2018, the results of its operations for the three and nine months ended September 30, 2018 and 2017 and the changes in partners’ capital for the nine months ended September 30, 2018 and 2017. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2017. The December 31, 2017 information has been derived from the audited financial statements as of and for the year ended December 31, 2017.

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

Statement of Cash Flows. The Partnership has not provided a Statement of Cash Flows, as permitted by Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows.” The Statements of Changes in Partners’ Capital is included herein, and as of and for the periods ended September 30, 2018 and 2017, the Partnership carried no debt and all of the Partnership’s and the Master’s investments were carried at fair value and classified as Level 1 and Level 2 measurements.

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

Master’s Cash. The Master’s restricted cash is equal to the cash portion of assets on deposit to meet margin requirements, as determined by the exchange or counterparty, and required by MS&Co. and JPMorgan. At September 30, 2018 and December 31, 2017, the amount of cash held for margin requirements was $31,897,611 and $24,382,419, respectively. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. The Master’s restricted and unrestricted cash includes cash denominated in foreign currencies of $6,300,647 (cost of $6,342,296) and $668,941 (cost of $662,080) at September 30, 2018 and December 31, 2017, respectively.

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The Master’s Statements of Financial Condition and Condensed Schedules of Investments as of September 30, 2018 and December 31, 2017 and Statements of Income and Expenses and Changes in Partners’ Capital for the three and nine months ended September 30, 2018 and 2017 are presented below:

CMF Willowbridge Master L.P.

Statements of Financial Condition

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Equity in trading accounts:
Unrestricted cash	$171,405,225	$309,795,856
Restricted cash	31,897,611	24,382,419
Net unrealized appreciation on open futures contracts	-	1,813,622
Options purchased, at fair value (premiums paid $4,284,699 and $155,480 at September 30, 2018 and December 31, 2017, respectively)	2,934,900	109,340

Total equity in trading accounts	206,237,736	336,101,237
Cash at bank	-	436

Total assets	$206,237,736	$336,101,673

Liabilities and Partners’ Capital:
Liabilities:
Net unrealized depreciation on open futures contracts	$254,556	$-
Net unrealized depreciation on open forward contracts	2,094,609	3,852,549
Options written, at fair value (premiums received $9,540,599 and $0 at September 30, 2018 and December 31, 2017, respectively)	7,171,588	-
Accrued expenses:
Professional fees	44,769	37,914
Redemptions payable	1,778,539	35,206,309

Total liabilities	11,344,061	39,096,772

Partners’ Capital:
General Partner, 0.0000 Redeemable Units outstanding at September 30, 2018 and December 31, 2017	-	-
Limited Partners, 71,365.0658 and 108,310.6257 Redeemable Units outstanding at September 30, 2018 and December 31, 2017, respectively)	194,893,675	297,004,901

Total partners’ capital (net asset value)	194,893,675	297,004,901

Total liabilities and partners’ capital	$206,237,736	$336,101,673

Net asset value per Redeemable Unit	$2,730.94	$2,742.16

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Condensed Schedule of Investments

September 30, 2018

(Unaudited)

	Notional ($)/Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Energy	326	$693,534	0.35%
Grains	725	(332,746)	(0.17)
Interest Rates Non-U.S.	2,175	(138,914)	(0.07)

Total futures contracts purchased		221,874	0.11

Futures Contracts Sold
Energy	362	50,680	0.03
Interest Rates Non-U.S.	5,801	(527,110)	(0.27)

Total futures contracts sold		(476,430)	(0.24)

Net unrealized depreciation on open futures contracts		$(254,556)	(0.13)%

Unrealized Appreciation on Open Forward Contracts
Currencies	$91,860,096	$1,064,964	0.55%
Metals	481	648,303	0.33

Total unrealized appreciation on open forward contracts		1,713,267	0.88

Unrealized Depreciation on Open Forward Contracts
Currencies	$474,226,736	(1,993,366)	(1.02)
Metals	705	(1,814,510)	(0.93)

Total unrealized depreciation on open forward contracts		(3,807,876)	(1.95)

Net unrealized depreciation on open forward contracts		$(2,094,609)	(1.07)%

Options Purchased
Puts
Indices	1,087	$2,934,900	1.51%

Total options purchased (premiums paid $4,284,699)		$2,934,900	1.51%

Options Written
Calls
Interest Rates Non-U.S.	7,250	$(815,625)	(0.42)%
Puts
Indices	2,174	(3,002,838)	(1.54)
Interest Rates Non-U.S.	7,250	(3,353,125)	(1.72)

Total options written (premiums received $9,540,599)		$(7,171,588)	(3.68)%

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

CMF Willowbridge Master L.P.

Statements of Income and Expenses and Changes in Partners’ Capital

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Investment Income:
Interest income	$892,478	$774,165	$2,638,124	$1,901,086

Expenses:
Clearing fees	728,789	447,748	1,973,286	967,717
Professional fees	18,250	17,195	54,945	51,590

Total expenses	747,039	464,943	2,028,231	1,019,307

Net investment income	145,439	309,222	609,893	881,779

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(2,707,664)	(6,143,622)	1,197,890	(15,395,944)
Net change in unrealized gains (losses) on open contracts	(2,456,829)	(11,902,803)	706,604	(6,020,673)

Total trading results	(5,164,493)	(18,046,425)	1,904,494	(21,416,617)

Net income (loss)	(5,019,054)	(17,737,203)	2,514,387	(20,534,838)
Subscriptions - Limited Partners	2,171	4,659,718	731,365	30,528,484
Redemptions - Limited Partners	(24,092,466)	(33,639,497)	(103,159,507)	(63,387,282)
Distribution of interest income to feeder funds	(686,919)	(701,878)	(2,197,471)	(1,717,416)

Net increase (decrease) in Partners’ Capital	(29,796,268)	(47,418,860)	(102,111,226)	(55,111,052)
Partners’ Capital, beginning of period	224,689,943	383,806,421	297,004,901	391,498,613

Partners’ Capital, end of period	$194,893,675	$336,387,561	$194,893,675	$336,387,561

Net asset value per Redeemable Unit (71,365.0658 and 120,370.1586 Redeemable Units outstanding at September 30, 2018 and 2017, respectively)	$2,730.94	$2,794.61	$2,730.94	$2,794.61

Net income (loss) per Redeemable Unit *	$(54.39)	$(136.06)	$15.18	$(158.15)

Weighted average Redeemable Units outstanding	77,065.1386	125,892.4070	83,232.1158	128,960.0075

*	Represents the change in net asset value per Redeemable Unit during the period before distribution of interest income to feeder funds.

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

3.    Financial Highlights:

Financial highlights for the Limited Partner Classes as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

		Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(8.97)	$(9.12)	$(10.26)	$(22.77)	$(23.01)	$(25.64)
Net investment loss	(4.61)	(3.37)	(2.83)	(5.27)	(3.83)	(3.29)

Increase (decrease) for the period	(13.58)	(12.49)	(13.09)	(28.04)	(26.84)	(28.93)
Net asset value per Unit, beginning of period	443.98	453.87	509.82	484.36	488.96	545.11

Net asset value per Unit, end of period	$430.40	$441.38	$496.73	$456.32	$462.12	$516.18

		Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Class A	Class D	Class Z	Class A	Class D	Class Z
Per Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$1.45	$1.44	$1.57	$(27.22)	$(27.42)	$(30.59)
Net investment loss	(14.32)	(10.38)	(8.79)	(16.42)	(12.00)	(10.27)

Increase (decrease) for the period	(12.87)	(8.94)	(7.22)	(43.64)	(39.42)	(40.86)
Net asset value per Unit, beginning of period	443.27	450.32	503.95	499.96	501.54	557.04

Net asset value per Unit, end of period	$430.40	$441.38	$496.73	$456.32	$462.12	$516.18

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.3)%	(3.0)%	(2.3)%	(4.5)%	(3.2)%	(2.5)%

Operating expenses before expenses borne by the General Partner and incentive fees	6.5%	5.2%	4.4%	5.6%	4.3%	3.6%
Expenses borne by the General Partner	(0.6)%	(0.5)%	(0.6)%	(0.3)%	(0.3)%	(0.3)%
Incentive fees	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.9%	4.7%	3.8%	5.3%	4.0%	3.3%

Total return:
Total return before incentive fees	(3.1)%	(2.8)%	(2.6)%	(5.8)%	(5.5)%	(5.3)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(3.1)%	(2.8)%	(2.6)%	(5.8)%	(5.5)%	(5.3)%

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Class A	Class D	Class Z	Class A	Class D	Class Z
Ratios to Average Limited Partners’ Capital: **
Net investment loss ***	(4.4)%	(3.1)%	(2.4)%	(4.6)%	(3.3)%	(2.6)%

Operating expenses before expenses borne by the General Partner and incentive fees	6.4%	5.1%	4.3%	5.5%	4.2%	3.4%
Expenses borne by the General Partner	(0.5)%	(0.5)%	(0.5)%	(0.3)%	(0.3)%	(0.3)%
Incentive fees	-%	-%	-%	-%	-%	-%

Operating expenses after expenses borne by the General Partner and incentive fees	5.9%	4.6%	3.8%	5.2%	3.9%	3.1%

Total return:
Total return before incentive fees	(2.9)%	(2.0)%	(1.4)%	(8.7)%	(7.9)%	(7.3)%
Incentive fees	-%	-%	-%	-%	-%	-%

Total return after incentive fees	(2.9)%	(2.0)%	(1.4)%	(8.7)%	(7.9)%	(7.3)%

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

Financial Highlights of the Master:

Financial highlights for the limited partner class as a whole for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Per Redeemable Unit Performance (for a unit outstanding throughout the period): *
Net realized and unrealized gains (losses)	$(56.28)	$(138.52)	$7.85	$(164.99)
Net investment income	1.89	2.46	7.33	6.84

Increase (decrease) for the period	(54.39)	(136.06)	15.18	(158.15)
Distribution of interest income to feeder funds	(8.91)	(5.58)	(26.40)	(13.32)
Net asset value per Redeemable Unit, beginning of period	2,794.24	2,936.25	2,742.16	2,966.08

Net asset value per Redeemable Unit, end of period	$2,730.94	$2,794.61	$2,730.94	$2,794.61

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Ratios to Average Limited Partners’ Capital: **
Net investment income ***	0.3%	0.3%	0.3%	0.3%

Operating expenses	1.4%	0.5%	1.1%	0.4%

Total return	(1.9)%	(4.6)%	0.6%	(5.3)%

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

All of the commodity interests owned by the Master are held for trading purposes. The monthly average number of futures contracts traded by the Master during the three months ended September 30, 2018 and 2017 were 13,907 and 19,735, respectively. The monthly average number of futures contracts traded by the Master during the nine months ended September 30, 2018 and 2017 were 8,711 and 10,168, respectively. The monthly average number of metals forward contracts traded by the Master during the three months ended September 30, 2018 and 2017 were 717 and 675, respectively. The monthly average number of metals forward contracts traded by the Master during the nine months ended September 30, 2018 and 2017 were 729 and 856, respectively. The monthly average number of option contracts traded by the Master during the three months ended September 30, 2018 and 2017 were 10,137 and 2,977, respectively. The monthly average number of option contracts traded by the Master during the nine months ended September 30, 2018 and 2017 were 5,011 and 4,473, respectively. The monthly average notional value of currency forward contracts traded by the Master during the three months ended September 30, 2018 and 2017 were $536,580,650 and $1,372,477,932, respectively. The monthly average notional value of currency forward contracts traded by the Master during the nine months ended September 30, 2018 and 2017 were $1,192,019,814 and $902,723,527, respectively.

The following tables summarize the gross and net amounts recognized relating to assets and liabilities of the Master’s derivatives and their offsetting subject to master netting arrangements or similar agreements as of September 30, 2018 and December 31, 2017, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
September 30, 2018				Financial Instruments	Cash Collateral Received/ Pledged *
Assets
MS&Co.
Futures	$744,214	$(744,214)	$-	$-	$-	$-
Forwards	648,303	(648,303)	-	-	-	-

	1,392,517	(1,392,517)	-	-	-	-
JPMorgan
Forwards	1,064,964	(1,064,964)	-	-	-	-

Total assets	$2,457,481	$(2,457,481)	$-	$-	$-	$-

Liabilities
MS&Co.
Futures	$(998,770)	$744,214	$(254,556)	$-	$-	$(254,556)
Forwards	(1,814,510)	648,303	(1,166,207)	-	-	(1,166,207)

	(2,813,280)	1,392,517	(1,420,763)	-	-	(1,420,763)
JPMorgan
Forwards	(1,993,366)	1,064,964	(928,402)	-	-	(928,402)

Total liabilities	$(4,806,646)	$2,457,481	$(2,349,165)	$-	$-	$(2,349,165)

Net fair value						$(2,349,165)	*

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition		Net Amount
December 31, 2017				Financial Instruments	Cash Collateral Received/ Pledged *
Assets
MS&Co.
Futures	$2,161,518	$(347,896)	$1,813,622	$-	$-	$1,813,622
Forwards	6,823,256	(6,823,256)	-	-	-	-

	8,984,774	(7,171,152)	1,813,622	-	-	1,813,622
JPMorgan
Forwards	342,413	(342,413)	-	-	-	-

Total assets	$9,327,187	$(7,513,565)	$1,813,622	$-	$-	$1,813,622

Liabilities
MS&Co.
Futures	$(347,896)	$347,896	$-	$-	$-	$-
Forwards	(10,064,651)	6,823,256	(3,241,395)	-	-	(3,241,395)

	(10,412,547)	7,171,152	(3,241,395)	-	-	(3,241,395)
JPMorgan
Forwards	(953,567)	342,413	(611,154)	-	-	(611,154)

Total liabilities	$(11,366,114)	$7,513,565	$(3,852,549)	$-	$-	$(3,852,549)

Net fair value						$(2,038,927)	*

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the Master’s gross fair values of derivative instruments of futures, forward and option contracts as separate assets and liabilities as of September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018
Assets
Futures Contracts
Energy	$744,214

Total unrealized appreciation on open futures contracts	744,214

Liabilities
Futures Contracts
Grains	(332,746)
Interest Rates Non-U.S.	(666,024)

Total unrealized depreciation on open futures contracts	(998,770)

Net unrealized depreciation on open futures contracts	$(254,556)	*

Assets
Forward Contracts
Currencies	$1,064,964
Metals	648,303

Total unrealized appreciation on open forward contracts	1,713,267

Liabilities
Forward Contracts
Currencies	(1,993,366)
Metals	(1,814,510)

Total unrealized depreciation on open forward contracts	(3,807,876)

Net unrealized depreciation on open forward contracts	$(2,094,609)	**

Assets
Options Purchased
Indices	$2,934,900

Total options purchased	$2,934,900	***

Liabilities
Options Written
Indices	$(3,002,838)
Interest Rates Non-U.S.	(4,168,750)

Total options written	$(7,171,588)	****

*	This amount is in “Net unrealized depreciation on open futures contracts” in the Master’s Statements of Financial Condition.

**	This amount is in “Net unrealized depreciation on open forward contracts” in the Master’s Statements of Financial Condition.

***	This amount is in “Options purchased, at fair value” in the Master’s Statements of Financial Condition.

****	This amount is in “Options written, at fair value” in the Master’s Statements of Financial Condition.

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

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the Master’s total trading gains and losses, by market sector, on derivative instruments for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Sector
Currencies	$(1,523,186)		$(2,368,932)		$6,668,075		$(4,715,405)
Energy	(1,180,539)		(1,234,020)		(934,420)		499,385
Grains	(580,575)		-		(2,004,749)		-
Indices	(2,403,818)		(4,632,399)		(3,117,365)		(12,545,869)
Interest Rates U.S.	(767,674)		(3,716,455)		3,265,541		(3,308,952)
Interest Rates Non-U.S.	2,457,506		(4,255,780)		(597,757)		2,153,162
Livestock	-		-		(260,229)		-
Metals	(1,166,207)		(1,838,839)		(920,927)		(3,498,938)
Softs	-		-		(193,675)		-

Total	$(5,164,493)	*	$(18,046,425)	*	$1,904,494	*	$(21,416,617)	*

*	This amount is in “Total trading results” in the Master’s Statements of Income and Expenses and Changes in Partners’ Capital.

5.	Fair Value Measurements:

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

The Master considers prices for commodity futures and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of September 30, 2018 and December 31, 2017 and for the periods ended September 30, 2018 and 2017, the Master did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3).

Ceres Tactical Macro L.P.

Notes to Financial Statements

(Unaudited)

September 30, 2018	Total	Level 1	Level 2	Level 3
Assets
Futures	$744,214	$744,214	$-	$-
Forwards	1,713,267	-	1,713,267	-
Options purchased	2,934,900	2,934,900	-	-

Total assets	$5,392,381	$3,679,114	$1,713,267	$-

Liabilities
Futures	$998,770	$998,770	$-	$-
Forwards	3,807,876	-	3,807,876	-
Options written	7,171,588	7,171,588	-	-

Total liabilities	$11,978,234	$8,170,358	$3,807,876	$-

December 31, 2017	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,161,518	$2,161,518	$-	$-
Forwards	7,165,669	-	7,165,669	-
Options purchased	109,340	109,340	-	-

Total assets	$9,436,527	$2,270,858	$7,165,669	$-

Liabilities
Futures	$347,896	$347,896	$-	$-
Forwards	11,018,218	-	11,018,218	-

Total liabilities	$11,366,114	$347,896	$11,018,218	$-

6.	Financial Instrument Risks:

In the normal course of business, the Partnership, through its investment in the Master, is party to financial instruments with off-balance-sheet risk, including derivative financial instruments and derivative commodity instruments. These financial instruments may include forwards, futures, options and swaps, whose values are based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash balances, or to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter (“OTC”). Exchange-traded instruments are standardized and include futures and certain forward and option contracts. OTC contracts are negotiated between contracting parties and include certain forward and option contracts. Specific market movements of commodities or futures contracts underlying an option cannot accurately be predicted. The purchaser of an option may lose the entire premium paid for the option. The writer or seller of an option has unlimited risk. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange-traded instruments because of the greater risk of default by the counterparty to an OTC contract. The General Partner estimates at any given time approximately 51.0% to 76.6% of the Master’s contracts are traded OTC.

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

The General Partner evaluates events that occur after the balance sheet date but before and up until financial statements are issued. The General Partner has assessed the subsequent events through the date the financial statements were available to be issued and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements, except as described in Note 1, “Organization” above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership does not have, nor does it expect to have, any capital assets. The Partnership does not engage in sales of goods or services. The Partnership’s only assets are its investment in the Master, redemptions receivable from the Master, expense reimbursement receivable and cash. The Master does not engage in sales of goods or services. The Master’s only assets are its cash at bank and equity in trading account, consisting of unrestricted cash, restricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts, options purchased at fair value and U.S. Treasury bills at fair value, if applicable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership, through its investment in the Master. While substantial losses could lead to a material decrease in liquidity, no such illiquidity occurred in the third quarter of 2018.

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

For the nine months ended September 30, 2018, the Partnership’s capital decreased 20.6% from $29,197,758 to $23,189,711. This decrease was attributable to redemptions of 13,303.323 Class A Limited Partner Units totaling $5,795,364, redemptions of 150.019 Class Z Limited Partner Units totaling $74,839 and redemptions of 116.654 Class Z General Partner Units totaling $60,000, coupled with a net loss of $802,844, which was partially offset by subscriptions of 1,600.547 Class A Limited Partner Units totaling $725,000. Future redemptions could impact the amount of funds available for investment in the Master in subsequent periods.

The Master’s capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, subscriptions, redemptions and distributions of profits, if any.

For the nine months ended September 30, 2018, the Master’s capital decreased 34.4% from $297,004,901 to $194,893,675. This decrease was attributable to redemptions totaling $103,159,507 and distributions of interest income to feeder funds totaling $2,197,471, which was partially offset by subscriptions of $731,365, and net income of $2,514,387. Future redemptions can impact the amount of funds available for investment in commodity positions in subsequent periods.

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

Results of Operations

During the Partnership’s third quarter of 2018, the net asset value per Unit for Class A decreased 3.1% from $443.98 to $430.40 as compared to a decrease of 5.8% in the third quarter of 2017. During the Partnership’s third quarter of 2018, the net asset value per Unit for Class D decreased 2.8% from $453.87 to $441.38 as compared to a decrease of 5.5% in the third quarter of 2017. During the Partnership’s third quarter of 2018, the net asset value per Unit for Class Z decreased 2.6% from $509.82 to $496.73 as compared to a decrease of 5.3% in the third quarter of 2017. The Partnership, through its investment in the Master, experienced a net trading loss in the third quarter of 2018 of $578,177. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, grains, indices, U.S. interest rates and metals and were partially offset by gains in non-U.S. interest rates. The Partnership, through its investment in the Master, experienced a net trading loss in the third quarter of 2017 of $1,793,517. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, energy, indices, U.S. and non-U.S. interest rates and metals.

The most significant losses were experienced within the global stock index sector during July and August from short positions in U.S. equity index futures as a surging economy and rallying tech sector pushed stock prices higher. Within the currency markets, losses were recorded during September from positions in the Hong Kong dollar and during July from positions in the Brazilian real. Losses within the metals sector were experienced during August and September from long positions in copper and aluminum futures as ongoing trade tensions between the U.S. and China roiled industrial metals’ prices. In the energies, losses were incurred during July from long positions in crude oil and its refined products as prices fell after the OPEC nations announced a tentative deal to expand production. Further losses were experienced within the agricultural markets during August and September from grains positions. The Partnership’s trading losses during the quarter were offset by gains achieved within the global interest rate markets during September from short positions in European fixed income futures as prices fell after European Central Bank chief Mario Draghi issued hawkish comments regarding the ECB’s outlook for quantitative easing. Additional gains in the interest rate markets were recorded during August from positions in U.S. Treasury bond futures.

During the Partnership’s nine months ended September 30, 2018, the net asset value per Unit for Class A decreased 2.9% from $443.27 to $430.40 as compared to a decrease of 8.7% during the nine months ended September 30, 2017. During the Partnership’s nine months ended September 30, 2018, the net asset value per Unit for Class D decreased 2.0% from $450.32 to $441.38 as compared to a decrease of 7.9% during the nine months ended September 30, 2017. During the Partnership’s nine months ended September 30, 2018, the net asset value per Unit for Class Z decreased 1.4% from $503.95 to $496.73 as compared to a decrease of 7.3% during the nine months ended September 30, 2017. The Partnership, through its investment in the Master, experienced a net trading gain in the nine months ended September 30, 2018 of $78,370. Gains were primarily attributable to the Master’s trading of commodity futures in currencies and U.S. interest rates and were partially offset by losses in energy, grains, indices, non-U.S. interest rates, livestock, metals and softs. The Partnership, through its investment in the Master, experienced a net trading loss in the nine months ended September 30, 2017 of $2,259,701. Losses were primarily attributable to the Master’s trading of commodity futures in currencies, indices, U.S. interest rates and metals and were partially offset by gains in energy and non-U.S. interest rates.

The most notable losses were incurred during August within the grains markets from long positions in corn and soybean futures as prices declined amid indications the current U.S. grain harvest would beat analyst expectations. Losses within the global stock index sector were experienced during July from short positions in U.S. equity index futures as a surging economy and rallying tech sector pushed stock prices higher. Further losses in the equities were recorded during January from short positions in global equity index futures as prices rallied. During August and September losses were incurred within the metals markets from long positions in copper and aluminum futures as prices retreated amid uncertainty surrounding global trade tensions. Within the energy sector, losses were recorded from positions in crude oil and its refined products during June, July, and August. Losses within the global interest rate sector were incurred from positions in European fixed income futures during June and August and from U.S. fixed income futures during April, May, July, and September. The Partnership’s overall trading losses for the first nine months of the year were partially offset by trading gains achieved within the currency sector during May from short positions in the euro versus the U.S. dollar as the relative value of the euro declined amid concern growing populist sentiment in Italy could lead to its withdrawal from the European Union. Further gains in currencies were recorded during January from positions in the euro and Swiss franc and during April from positions in the Australian dollar, euro, and South African rand.

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

Interest income on 100% of the Partnership’s average daily equity maintained in cash allocated to it by the Master was earned at a rate equal to the monthly average of the 4-week U.S. Treasury bill rate less 0.15% during such month. For the avoidance of doubt, the Master will not receive interest on amounts in the futures brokerage account that are committed to margin. Any interest earned on the Partnership’s and/or the Master’s account in excess of the amount described above, if any, will be retained by MS&Co. and/or shared with the General Partner. All other interest income will be retained by the Partnership and/or the Master, as applicable. Interest income allocated from the Master for the three and nine months ended September 30, 2018 increased by $32,272 and $121,079, respectively, as compared to the corresponding periods in 2017. The increase in interest income was primarily due to higher 4-week U.S. Treasury bill discount rates during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017. The amount of interest income earned by the Partnership depends on (1) the average daily equity maintained in cash in the Partnership’s (or the Partnership’s allocable portion of the Master’s) account, (2) the amount of U.S. Treasury bills and/or money market mutual fund securities held by the Partnership and/or the Master and (3) interest rates over which none of the Partnership, the Master, MS&Co. or JPMorgan has control.

Ongoing placement agent fees are calculated on a monthly basis as a percentage of the net assets of the Partnership as of the beginning of each month. The ongoing placement agent fees for the three and nine months ended September 30, 2018 decreased by $54,675 and $198,791, respectively, as compared to the corresponding periods in 2017. The decrease in ongoing placement agent fees was primarily due to lower average net assets during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Management fees are calculated based on the net assets of the Partnership as of the first day of each month. Accordingly, they must be analyzed in relation to the fluctuations in monthly beginning net asset values. Management fees for the three and nine months ended September 30, 2018 decreased by $57,496 and $185,258, respectively, as compared to the corresponding periods in 2017. The decrease in management fees was due to lower management fee rates paid to the Advisor and lower average net assets during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

General Partner fees are paid to the General Partner for administering the business and affairs of the Partnership including, among other things, (i) selecting, appointing and terminating the Partnership’s commodity trading advisor and (ii) monitoring the activities of the commodity trading advisor. General Partner fees are calculated on a monthly basis as a percentage of the net assets (as defined in the Limited Partnership Agreement) of the Partnership as of the beginning of each month. General Partner fees for the three and nine months ended September 30, 2018 decreased by $27,863 and $101,418, respectively, as compared to the corresponding periods in 2017. The decrease in General Partner fees was due to lower average net assets during the three and nine months ended September 30, 2018 as compared to the corresponding periods in 2017.

Incentive fees paid by the Partnership are based on the new trading profits generated by the Advisor at the end of the quarter, as defined in the management agreement among the Partnership, the General Partner and the Advisor. There were no incentive fees paid for the three and nine months ended September 30, 2018 and 2017. The Advisor will not be paid incentive fees until the Advisor recovers the net loss incurred and earns additional new trading profits for the Partnership.

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

Value at Risk tables represent a probabilistic assessment of the risk of loss in market sensitive instruments. The following tables indicate the trading Value at Risk associated with the Master’s open positions by market category as of September 30, 2018 and December 31, 2017, and the highest, lowest and average value during the three months ended September 30, 2018 and during the twelve months ended December 31, 2017. All open position trading risk exposures of the Master have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

As of September 30, 2018, the Master’s total capitalization was $194,893,675 and the Partnership owned approximately 11.9% of the Master. The Partnership invests substantially all of its assets in the Master. The Master’s Value at Risk as of September 30, 2018 was as follows:

September 30, 2018

			Three Months Ended September 30, 2018
		% of Total	High	Low	Average
Market Sector	Value at Risk	Capitalization	Value at Risk	Value at Risk	Value at Risk *
Currencies	$17,848,320	9.16%	$56,907,657	$17,848,320	$31,790,473
Energy	910,679	0.47	2,458,335	-	303,560
Grains	1,874,125	0.96	1,874,125	-	1,046,943
Indices	2,809,155	1.44	7,089,710	-	1,649,405
Interest Rates U.S.	9,865,233	5.06	20,067,906	3,909,870	9,572,769
Interest Rates Non-U.S.	1,666,775	0.86	16,022,539	-	4,658,005

Total	$34,974,287	17.95%

*	Average of month-end Values at Risk.

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

The General Partner’s President and CFO have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018 and, based on that evaluation, the General Partner’s President and CFO have concluded that at that date the Partnership’s disclosure controls and procedures were effective.

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

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011, which alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. On January 18, 2017, the court entered an order dismissing all claims related to an additional securitization at issue. After those dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $65 million. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $37 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $37 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $133 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 11, 2016, the Appellate Division, First Department affirmed the trial court’s decision denying in part MS&Co.’s motion to dismiss the complaint. At September 25, 2018, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $23 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $23 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.   Risk Factors.

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors.” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and under Part II, Item 1A. “Risk Factors.” in the Partnership’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

For the three months ended September 30, 2018, there were no subscriptions for Units.

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

The following chart sets forth the purchases of Units for each Class by the Partnership.

Period	Class A (a) Total Number of Units Purchased *	Class A (b) Average Price Paid per Unit **	Class Z (a) Total Number of Units Purchased *	Class Z (b) Average Price Paid per Unit **	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 - July 31, 2018	842.359	$429.84	N/A	N/A	N/A	N/A
August 1, 2018 - August 31, 2018	2,718.494	$417.93	58.161	$481.56	N/A	N/A
September 1, 2018 - September 30, 2018	2,293.552	$430.40	N/A	N/A	N/A	N/A
	5,854.405	$424.53	58.161	$481.56

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

Item 3.   Defaults Upon Senior Securities. — None.

Item 4.   Mine Safety Disclosures. — Not Applicable.

Item 5.   Other Information. — None.

Item 6.   Exhibits.

10.1	Alternative Investment Selling Agent Agreement, dated as of November 1, 2018, by and among Ceres Managed Futures LLC, Harbor Investment Advisory, LLC, Morgan Stanley Distribution Inc., and the limited partnerships listed on Schedule 1 thereto (filed herewith).
31.1	Rule 13a-14(a)/15d-14(a) Certification (Certification of President and Director) (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification (Certification of Chief Financial Officer and Director) (filed herewith).
32.1	Section 1350 Certification (Certification of President and Director) (filed herewith).
32.2	Section 1350 Certification (Certification of Chief Financial Officer and Director) (filed herewith).

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Notes to Exhibits List

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERES TACTICAL MACRO L.P.

By:	Ceres Managed Futures LLC
(General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan
President and Director

Date:	November 8, 2018

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date:	November 8, 2018

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.